Form 10-Q
period 1998-09-30
ISG RESOURCES INC
filed 1998-11-17
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                                        ----------------------

                                       or

[    ]   TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number:  333-56217



                               ISG Resources, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)


          Texas                                                   74-2164490
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


          136 East South Temple, Suite 1300, Salt Lake City, Utah 84111
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 236-9700
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) [ X ] Yes [ ] No, and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No.


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1998 :


Classes of Common Stock                             Number of shares outstanding
-----------------------                             ----------------------------
Common Stock, $1 par value                                       100


                                                         ISG Resources, Inc.

                                                            ------------

                                                         INDEX TO FORM 10-Q



                                                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                                      Page

         Condensed Consolidated Balance Sheets --
         September 30, 1998 and December 31, 1997................................................1

         Condensed Consolidated Statements of Operations --
         Three months ended September 30, 1998 and 1997 and
         Nine Months ended September 30, 1998 and 1997...........................................2

         Condensed Consolidated Statements of Cash Flows --
         Nine months ended September 30, 1998 and 1997...........................................4

         Notes to Condensed Consolidated Financial Statements....................................5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........................................8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         Not applicable


                                                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.......................................................14

         Part I         Financial Information


Item 1         Finanicial Statements

                              ISG Resources, Inc. and Subsidiaries
                         Unaudited Condensed Consolidated Balance Sheets
                                                                     September 30,  December 31,
                                                                         1998            1997
Assets
Current assets:
   Cash and cash equivalents .....................................   $    747,828   $ 3,068,980
   Accounts receivable:
       Trade, net of allowance for doubtful accounts of
          $218,390and $206,000, respectively .....................     23,769,732     9,167,788
       Retainage .................................................        831,984       517,695
       Other .....................................................         31,926       318,271
   Other current assets ..........................................        857,968       540,833
Total current assets .............................................     26,239,438    13,613,567

Property,  plant and equipment, net of accumulated depreciation of
   $3,384,650 and $453,516, respectively .........................     24,117,568    15,248,719
Intangible assets, net ...........................................    128,847,596    44,385,492
Other assets .....................................................      5,512,446        22,335

Total assets .....................................................   $184,717,048   $73,270,113
                                                                     ============   ===========

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable ..............................................   $  8,646,894   $ 1,806,678
   Accrued payroll and related ...................................      3,345,253     1,693,953
   Accrued interest ..............................................      4,312,552       627,704
   Income taxes payable ..........................................      1,909,482       528,742
   Current portion of long-term debt and notes payable ...........           --      29,000,000
   Other current liabilities .....................................      2,341,533     1,604,879
                                                                                    -----------
Total current liabilities ........................................     20,555,714    35,261,956

Long-term debt ...................................................    105,500,000          --
Deferred tax liability ...........................................     27,911,414    12,437,297
Other liabilities ................................................      2,419,377       306,098

Shareholders' equity:
   Common stock, par value $1 per share; 100 shares authorized,
     issued and outstanding ......................................            100           100
   Additional paid-in capital ....................................     24,999,950    24,999,950
   Retained earnings .............................................      3,330,493       264,712
                                                                      -----------   -----------
Total shareholders' equity .......................................     28,330,543    25,264,762
                                                                      -----------   -----------

                                                                     ------------    ----------
Total liabilities and shareholders' equity .......................   $184,717,048   $73,270,113
                                                                     ============   ===========
See accompanying notes.


                        ISG Resources, Inc. and Subsidiaries
              Unaudited Condensed Consolidated Statement of Operations

                                                    Three Months Ended September 30,
                                                      ------------    ------------
                                                          1998            1997
                                                      ------------    ------------
Revenues:
   Product revenues ...............................   $ 29,631,145    $  8,893,610
   Service revenues ...............................     10,657,757       8,884,821
                                                      ------------    ------------
                                                        40,288,902      17,778,431

Costs and expenses:
   Cost of product revenues, excluding depreciation     18,865,834       7,013,829
   Cost of service revenues, excluding depreciation      7,463,023       6,892,752
   Depreciation and amortization ..................      2,526,337         618,528
   Selling, general and administrative expenses ...      4,832,517         814,832
                                                      ------------    ------------
                                                        33,687,711      15,339,941
                                                      ------------    ------------
Operating income ..................................      6,601,191       2,438,490

Interest income ...................................         46,482            --
Interest expense ..................................     (2,866,840)     (1,938,033)
Other income ......................................            842            --
                                                      ------------    ------------
Income before income taxes ........................      3,781,675         500,457
Income tax expense ................................     (1,564,922)       (438,196)

                                                      ------------    ------------
Net income ........................................   $  2,216,753    $     62,261
                                                      ============    ============

See accompanying notes.

                        ISG Resources, Inc. and Subsidiaries
              Unaudited Condensed Consolidated Statement of Operations

                                                     Nine Months Ended September 30,
                                                      ----------------------------
                                                          1998            1997
                                                      ------------    ------------
Revenues:
   Product revenues ...............................   $ 61,185,559    $ 23,543,844
   Service revenues ...............................     25,182,606      25,247,576
                                                      ------------    ------------
                                                        86,368,165      48,791,420

Costs and expenses:
   Cost of product revenues, excluding depreciation     39,731,751      18,965,516
   Cost of service revenues, excluding depreciation     18,853,424      19,750,828
   Depreciation and amortization ..................      6,094,443       1,888,818
   Selling, general and administrative expenses ...      9,662,437       3,480,072
                                                      ------------    ------------
                                                        74,342,055      44,085,234
                                                      ------------    ------------
Operating income ..................................     12,026,110       4,706,186

Interest income ...................................        138,692            --
Interest expense ..................................     (6,341,291)     (4,160,000)
Other income ......................................          3,563            --
                                                      ------------    ------------
Income before income taxes ........................      5,827,074         546,186
Income tax expense ................................     (2,761,293)       (612,000)

                                                      ------------    ------------
Net income ........................................   $  3,065,781    $    (65,814)
                                                      ============    ============



See accompanying notes.

                                                 ISG Resources, Inc. and Subsidiaries
                                       Unaudited Condensed Consolidated Statement of Cash Flows

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                               1998            1997

Operating activities
Net income ..........................................................   $   3,065,781    $     (65,814)
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..................................       6,094,443        1,888,818
     Amortization of debt issuance costs ............................         300,061             --
     (Gain)loss on disposal of fixed assets .........................          (5,989)         305,000
     Deferred income taxes ..........................................      (1,407,724)         150,000
     Changes in operating assets and liabilities:
         Receivables ................................................     (10,159,498)      (1,925,204)
         Other current and non-current assets .......................         876,869         (859,132)
         Accounts payable and accrued expenses ......................       8,689,730          373,719
         Other current and non-current liabilities ..................       1,859,304             --
Net cash provided by operating activities ...........................       9,312,977         (132,613)

Investing activities
Purchases of property, plant and equipment ..........................      (4,952,079)        (657,673)
Proceeds on sale of property, plant and equipment ...................         192,368             --
Acquisitions of businesses, net of cash acquired ....................     (77,666,940)            --
Net cash used in investing activities ...............................     (82,607,407)        (657,673)

Financing activities
Proceeds of long-term debt ..........................................     142,500,000             --
Payments on notes payable and long-term debt ........................     (66,000,000)            --
Change in intercompany notes payable ................................            --           (657,673)
Debt issuance costs incurred ........................................      (5,526,722)            --
Net cash provided by financing activities ...........................      70,973,278         (657,673)

Net decrease in cash and cash equivalents ...........................      (2,321,152)            --
Cash and cash equivalents at beginning of period ....................       3,068,980             --
Cash and cash equivalents at end of period ..........................   $     747,828    $        --
                                                                        =============    =============

Cash paid for interest ..............................................   $     812,522    $   4,160,000
                                                                        =============    =============
Cash paid for income taxes ..........................................   $   2,780,785    $     462,000
---------------------------------------------------------------------   =============    =============


See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
         Notes to Unaudited Condensded Consolidated Financial Statements

                               September 30, 1998

1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of ISG Resources, Inc. ("the "Company"), formerly JTM Industries, Inc., for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Registration Statement on Form S-4. All intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated balance sheet at December 31, 1997 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

 2.   Intangible Assets

Intangible assets consist of the following:
                                                                   September 30,    December 31,
                                                                        1998            1997
                                                                   -------------    ------------
                                   Goodwill ....................   $  62,761,541    $ 14,640,584
                                   Contracts ...................      65,900,000      26,700,000
                                   Patents .....................       2,400,000       2,400,000
                                   Assembled work force ........       1,910,000       1,100,000
                                                                   -------------    ------------
                                                                     132,971,541      44,840,584
                                   Less accumulated amortization      (4,123,945)       (455,092)
                                                                   -------------    ------------
                                                                   $ 128,847,596    $ 44,385,492
                                                                   =============    ============

     Amortization is provided over the estimated period of benefit, using the straight-line method, ranging from 8 to 25 years.

2.   Intangible Assets (continued)

     Contracts consist of long-term materials management contracts with power producers and industrial clients, which, in general, require the Company to dispose of or market to end-users materials created by coal combustion. Typical contract terms are from five to fifteen years and provide for revenue based on an established price per ton in the case of disposal and costs based on either an established price per ton or a revenue sharing arrangement in the case of marketing.

 3.   Long-term Debt

Long-term debt consists of the following:

                                                                        September 30,   December 31,
                                                                            1998            1997
                                                                       ------------   ---------------
                              10% Senior Subordinated Notes due 2008   $100,000,000   $          --
                              Secured Credit Facility                     5,500,000              --
                                                                       ------------   ---------------
                                                                       $105,000,000   $          --
                                                                       ============   ===============

The Secured Credit Facility, provided by NationsBanc Montgomery Securities LLC and Canadian Imperial Bank of Commerce, enables the Company to obtain revolving secured loans from time to time to finance certain permitted acquisitions, to repay existing indebtedness, to pay fees and expenses incurred in connection with certain acquisitions and for working capital and general corporate purposes. At the Company's option, the revolving secured loans may be maintained as (a) Eurodollar Loans (as defined), which will bear interest at a rate equal to the quotient obtained by dividing LIBOR (as defined) by one minus the reserve requirement for such Eurodollar Loan, plus a margin ranging from 175 to 250 basis points or (b) Base Rate Loans (as defined), which will have an interest rate equal to the higher of (i) the Bank of America prime rate and (ii) the federal funds rate plus 0.5%, plus a margin ranging from 50 to 125 basis points. The Company will also pay certain fees with respect to the Secured Credit Facility. The Secured Credit Facility has a term of five and one-half years from the date of initial funding, is guaranteed by ISG and existing and future subsidiaries of the Company (the "Guarantors"), and is secured by a first priority perfected security interest in all of the capital stock of the Company and all of the capital stock of each of the Guarantors, as well as certain present and future assets and properties of the Company and any domestic subsidiaries. At September 30, 1998, $29,500,000 was unused and available under the Secured Credit Facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The  following  discussion  and analysis of financial  condition  and results of
operations   should  be  read  in  conjunction  with  the  Unaudited   Condensed
Consolidated Financial Statements and Notes thereto included elsewhere herein.

General

During the nine months ended September 30, 1998, ISG Resources completed the acquisition of Pozzolanic, PPA, the U.S. Ash Group and Fly Ash Products (the "Acquisitions") resulting in the creation of the largest company managing coal combustion products ("CCPs") in North America. Accordingly, the financial condition and results of operations of the Company after the acquisitions is not directly comparable to the historical financial condition or results of operations.

ISG Resources' business is subject to a pattern of seasonal fluctuation. The Company's need for working capital accelerates moderately during the middle of the year, and, accordingly, total debt levels tend to peak in the second and third quarters, falling off again in the fourth quarter of the year. Because the Company's products are used as raw materials in other products, the amount of revenue generated during the middle of the year generally depends upon a number of factors, including the level of road and other construction using concrete, weather conditions affecting the level of construction, general economic conditions, and other factors beyond the Company's control.

Results of Operations

Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997

Revenues. Revenues were $40.3 million in the third quarter of 1998, representing an increase of $22.5 million or 126.4%, as compared to revenues of $17.8 million in the third quarter of 1997. Product revenues increased to $29.6 million in the third quarter of 1998 from $8.9 million in the third quarter of 1997, representing an increase of $20.7 million or 232.6%. Service revenues increased to $10.7 million in the third quarter of 1998 from $8.9 million in the third quarter of 1997, representing a increase of $1.8 million or 20.2%. The increase in product revenues is due primarily to the inclusion of revenues of the Acquisitions since their respective dates of acquisition. The increase in service revenues reflects the inclusion of revenues of the Acquisitions offset by a decrease in the percentage of materials managed that were landfilled instead of being marketed by the Company .

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $18.9 million in the third quarter of 1998, representing an increase of $11.9 million or 170.0% , as compared to cost of product revenues, excluding depreciation, of $7.0 million in the third quarter of 1997. This increase is due primarily to the inclusion of cost of revenues of the the Acquisitions since their respective dates of acquisition. As a percentage product revenues, cost of product revenues excluding depreciation, decreased to 63.7% in the third quarter of 1998 from 78.9% in the third quarter of 1997. This improvement in margin was primarily due to a change in product mix. During the third quarter of 1997, substantial sales of low margin products were sold to the Company's former parent. These sales were replaced with sales of higher margin products to third parties in the third quarter of 1998, resulting in improved margins.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation was $7.5 million in the third quarter of 1998, representing a increase of $0.6 million or 8.3%, as compared to cost of service revenues, excluding depreciation, of $6.9 million in the third quarter of 1997. This increase is due primarily to the increase in service revenues during the same time period.

Depreciation and Amortization. Depreciation and amortization was $2.5 million in the third quarter of 1998, representing an increase of $1.9 million or 308.4%, as compared to depreciation and amortization of $0.6 million in the third quarter of 1997. This increase resulted primarily from the depreciation of fixed assets and amortization of goodwill and identifiable intangible assets of the Acquisitions and the increased goodwill resulting from the purchase of ISG Resources by Industrial Services Group.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $4.8 million in the third quarter of 1998, representing an increase of $4.0 million or 493.1%, as compared to SG&A expenses of $0.8 million in the third quarter of 1997. This increase in SG&A expenses reflects incremental SG&A costs resulting from the operation of the Acquisitions and an increase in management incentive compensation. Management fees were allocated to the Company by their former parent based upon their share of consolidated revenue. The allocated charges may not have been indicative of expenses the Company would have incurred if the former parent had not provided these services.

Interest Expense. Interest expense increased to $2.9 million in the third quarter of 1998 from $1.9 million in the third quarter of 1997, primarily as a result of an increase in outstanding indebtedness.

Income Tax Expense. Income tax expense was $1.6 million in the third quarter of 1998, representing an increase of $1.2 million or 257.1%, as compared to income tax expense of $0.4 in the third quarter of 1997. This increase reflects an increase in taxable income in the third quarter of 1998 resulting from increased sales.

Net Income. As a result of the factors discussed above, net income increased to $2.2 million in the third quarter of 1998 from $0.1 million in the third quarter of 1997.

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997

Revenues. Revenues were $86.4 million in the first nine months of 1998, representing an increase of $37.6 million or 77.0%, as compared to revenues of $48.8 million in the first nine months of 1997. Product revenues increased to $61.2 million in the first nine months of 1998 from $23.5 million in the first nine months of 1997, representing an increase of $37.7 million or 159.9%. Service revenues remained constant at $25.2 million in the first nine months of 1998 and 1997. The increase in product revenues is due primarily to the inclusion of revenues of the Acquisitions since their respective dates of acquisition. Service revenues remained constant due the inclusion of revenues of the Acquisitions offset by a decrease in the percentage of materials managed that were landfilled instead of marketed by the Company.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation was $39.7 million in the first nine months of 1998, representing an increase of $20.8 million or 109.5%, as compared to cost of product revenues, excluding depreciation, of $19.0 million in the first nine months of 1997. This increase is due primarily to the inclusion of cost of revenues of the Acquisitions since their respective dates of acquisition. As a percentage of product revenues, cost of product revenues excluding depreciation, decreased to 64.9% in the first nine months of 1998 from 80.5% in the first nine months of 1997. This improvement in margins was primarily due to a change in product mix. During the first nine months of 1997, substantial sales of low margin product were sold to the Company's former parent. These sales were replaced with sales of higher margin product to third parties in the first nine months of 1998, resulting in improved margins.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation was $18.9 million in the first nine months of 1998, representing a decrease of $0.9 million or 4.5%, as compared to cost of service revenues, excluding depreciation, of $19.8 million in the first nine months of 1997. As a percentage of service revenues, cost of service revenues, excluding depreciation, remained fairly constant at 74.9% in the first nine months of 1998 as compared to 78.2% in the first nine months of 1997.

Depreciation and Amortization. Depreciation and amortization was $6.1 million in the first nine months of 1998, representing an increase of $4.2 million or 222.6%, as compared to depreciation and amortization of $1.9 million in the first nine months of 1997. This increase resulted primarily from the depreciation of fixed assets and amortization of goodwill and identifiable intangible assets of the Acquisitions and the increased goodwill due to the purchase of ISG Resources by Industrial Service Group.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $9.7 million in the first nine months of 1998, representing an increase of $6.2 million or 177.6%, as compared to SG&A expenses of $3.5 million in the first nine months of 1997. This increase in SG&A expenses reflects incremental SG&A costs resulting from the Acquisitions and an increase in management incentive compensation. Management fees were allocated to the Company by their former parent based upon their share of consolidated revenue. The allocated charges may not have been indicative of expenses the Company would have incurred if the former parent had not provided these services.

Interest Expense. Interest expense increased to $6.3 million in the first nine months of 1998 from $4.2 million in the first nine months of 1997, primarily as a result of an increase in outstanding indebtedness.

Income Tax Expense. Income tax expense was $2.8 million in the first nine months of 1998, representing an increase of $2.1 million or 351.2%, as compared to income tax expense of $0.6 in the first nine months of 1997. This increase reflects an increase in taxable income in the first nine months of 1998 resulting from increased sales.

Net Income (Loss). As a result of the factors discussed above, net income increased to $3.1 million in the first nine months of 1998 from a net loss of $0.1 million in the first nine months of 1997.

Liquidity and Capital Resources

The Company financed the Acquisitions through the issuance of $100.0 million of 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility. Operating and capital expenditures have been financed primarily through cash flows from operations and borrowings under the Secured Credit Facility.

At September 30, 1998, the Company had $747,828 in cash and cash equivalents and $29.5 million in availability under the Secured Credit Facility. In addition, the Company had working capital of approximately $5.7 million, an increase of $27.3 million from December 31, 1997, resulting primarily from the payment of a $29.0 million bridge note with the proceeds of the Senior Subordinated Notes.

The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During the nine months ended September 30, 1998, capital expenditures amounted to approximately $5.0 million. The Company anticipates total capital expenditures for 1998 to be approximately $10 million. As of September 30, 1998, the Company had commitments for capital expenditures of approximately $3.5 million. Capital expenditures made in the ordinary course of business will be funded by cash flow from operations and borrowings under the Secured Credit Facility.

The Company anticipates that its principal use of cash will be for working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Secured Credit Facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures and interest payments for the next several years. There can be no assurance, however, that cash flow from operations will be sufficient to service the Company's debt and the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing. These increased borrowings may result in higher interest payments. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

                               ISG Resources, Inc.
                                  -------------


                           PART II - OTHER INFORMATION




Item 1.  Legal Proceedings


                  None



Item 2.  Changes in Securities and Use of Proceeds

         Under the terms of the Registration Statement, the Company offered to exchange an aggregate of $100 million of its 10% Senior Subordinated Notes due 2008, which were registered, in exchange for $100 million of its 10% Senior Subordinated Notes due 2008, which were not registered. The terms of the Registration Statement are incorporated herein by reference. All of the notes were exchanged.




Item 4.  Submission of Matters to a Vote of Security Holders

                  None


Item 5.  Other Information

                  None



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

            Item                                                         Exhibit
            No.                       Item Title                           No.

           (2)       Plan of acquisition, reorganization,
                     arrangement, liquidation or succession:
                     Not Applicable

            (3)      Articles of Incorporation and By-Laws:
                     Not Applicable

            (4)      Instruments defining the rights of
                     security holders, including indentures:
                     Not Applicable

           (10)      Material Contracts:  Not Applicable

           (11) Statement regarding computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the Financial Statements included herein.

           (15)      Letter re unaudited interim financial
                     information:  Not Applicable

           (18)      Letter re change in accounting
                     principles:  Not Applicable

           (19)      Report furnished to security holders:
                     Not Applicable

           (22)      Published report regarding matters
                     submitted to vote of security holders:
                     Not Applicable

           (23)      Consents of expert and counsel:
                     Not Applicable

           (24)      Power of attorney:  Not Applicable

           (27)      Financial Data Schedule                                27

           (99)      Additional Exhibits:  Not Applicable



         (b)   Reports on Form 8-K

                  No Reports on Form 8-K were filed by Registrant during the three months ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 16, 1998                                     ISG RESOURCES, INC.




                                           J. I. Everest, II
                                           -------------------------------------
                                           Chief Financial Officer and Treasurer
                                        (As both a duly  authorized  officer  of
                  the Company and as principal financial officer of the Company)