Form 10-Q/A
period 1998-09-30
ISG RESOURCES INC
filed 1999-01-28
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 1998
                                        ----------------------

                                       or

 [ ] TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from   ________________    to _________________

Commission File Number:  333-56217



                               ISG Resources, Inc.
             (Exact name of registrant as specified in its charter)


                      Texas                        74-2164490
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)         Identification No.)


          136 East South Temple, Suite 1300, Salt Lake City, Utah 84111
               (Address of principal executive offices) (Zip Code)

                                 (801) 236-9700
              (Registrant's telephone number, including area code)


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



  Classes of Common Stock                       Number of shares outstanding
 Common Stock, $1 par value                               100

                               ISG Resources, Inc.
                                  ------------

                              INDEX TO FORM 10-Q/A



                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)                                   Page

         Condensed Consolidated Balance Sheets --
         September 30, 1998 and December 31, 1997 ..........................   1
                                                                               -

         Condensed  Consolidated  Statements of Operations --
         Three months ended September 30, 1998 and 1997 and
         Nine Months ended September 30, 1998 and 1997 .....................   2
                                                                               -

         Condensed Consolidated Statements of Cash Flows --
         Nine months ended September 30, 1998 and 1997 .....................   4
                                                                               -

         Notes to Condensed Consolidated Financial Statements ..............   5
                                                                               -

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   7
                                                                               -

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         Not applicable


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K .................................   10
                                                                              --



                      ISG Resources, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets

                                                           September 30,      December 31,
                                                                1998              1997
                                                 -----------------------------------------------
Assets
Current assets:
   Cash and cash equivalents ............................   $    747,828   $  3,068,980
   Accounts receivable:
       Trade, net of allowance for doubtful accounts
        of $218,390and $206,000, respectively ...........     23,769,732      9,167,788
       Retainage ........................................        831,984        517,695
       Other ............................................         31,926        318,271
   Other current assets .................................        857,968        540,833
                                                             -----------   ------------
Total current assets ....................................     26,239,438     13,613,567

Property, plant and equipment, net of accumulated
  depreciation of $3,384,650
  and $453,516, respectively ............................     24,117,568     15,248,719
Intangible assets, net ..................................    128,847,596     44,385,492
Other assets ............................................      5,512,446         22,335
                                                             -----------   ------------
Total assets ............................................   $184,717,048   $ 73,270,113
                                                            ============   ============

Liabilities and shareholders' equity Current liabilities:
   Accounts payable .....................................   $  8,646,894   $  1,806,678
   Accrued payroll and related ..........................      3,345,253      1,693,953
   Accrued interest .....................................      4,312,552        627,704
   Income taxes payable .................................      1,909,482        528,742
   Current portion of long-term debt and notes payable ..           --       29,000,000
   Other current liabilities ............................      2,341,533      1,604,879
                                                              ----------   ------------
Total current liabilities ...............................     20,555,714     35,261,956

Long-term debt ..........................................    105,500,000           --
Deferred tax liability ..................................     27,911,414     12,437,297
Other liabilities .......................................      2,419,377        306,098
Shareholders' equity:
   Common stock, par value $1 per share;
    100 shares authorized,
     issued and outstanding .............................            100            100
   Additional paid-in capital ...........................     24,999,950     24,999,950
   Retained earnings ....................................      3,330,493        264,712
                                                             -----------   ------------
Total shareholders' equity ..............................     28,330,543     25,264,762
                                                             -----------   ------------
Total liabilities and shareholders' equity ..............   $184,717,048   $ 73,270,113
                                                            ============   ============
See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statement of Operations


                                                Three Months Ended September 30,
                                                       ------------------------
                                                          1998            1997
                                                       -------------------------
Revenues:
   Product revenues .............................   $ 29,631,145    $  8,893,610
   Service revenues .............................     10,657,757       8,884,821
                                                     -----------    ------------
                                                      40,288,902      17,778,431

Costs and expenses:
 Cost of product revenues, excluding depreciation     18,865,834       7,013,829
 Cost of service revenues, excluding depreciation      7,463,023       6,892,752
 Depreciation and amortization ..................      2,526,337         618,528
 Selling, general and administrative expenses ...      4,832,517         814,832
                                                    ------------    ------------
                                                      33,687,711      15,339,941
                                                    ------------    ------------
Operating income ................................      6,601,191       2,438,490

Interest income .................................         46,482            --
Interest expense ................................     (2,866,840)    (1,938,033)
Other income ....................................            842            --
                                                     -----------    ------------
Income before income taxes ......................      3,781,675         500,457
Income tax expense ..............................     (1,564,922)      (438,196)

                                                     ============   ============
Net income ......................................   $  2,216,753    $     62,261
                                                    =============   ============

See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statement of Operations


                                                           Nine Months Ended
                                                             September 30,
                                                    ---------------------------
                                                         1998              1997
                                                    ---------------------------
Revenues:
   Product revenues .............................   $ 61,185,559    $ 23,543,844
   Service revenues .............................     25,182,606      25,247,576
                                                    ------------    ------------
                                                      86,368,165      48,791,420

Costs and expenses:
 Cost of product revenues, excluding depreciation     39,731,751      18,965,516
 Cost of service revenues, excluding depreciation     18,853,424      19,750,828
 Depreciation and amortization ..................      6,094,443       1,888,818
 Selling, general and administrative expenses ...      9,662,437       3,480,072
                                                    ------------    ------------
                                                      74,342,055      44,085,234
                                                    ------------    ------------
Operating income ................................     12,026,110       4,706,186

Interest income .................................        138,692            --
Interest expense ................................     (6,341,291)    (4,160,000)
Other income ....................................          3,563            --
                                                     -----------    ------------
Income before income taxes ......................      5,827,074         546,186
Income tax expense ..............................     (2,761,293)      (612,000)

                                                     -----------    ------------
Net income ......................................   $  3,065,781    $   (65,814)
                                                    ============    ============

See accompanying notes


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statement of Cash Flows


                                                              Nine Months Ended
                                                               September 30,
                                                  -----------------------------------
                                                             1998            1997
                                                  -----------------------------------

Operating activities
Net income .......................................   $   3,065,781    $     (65,814)
Adjustments to reconcile net income
 to net cash provided by operating
   activities:
     Depreciation and amortization ...............       6,094,443        1,888,818
     Amortization of debt issuance costs .........         300,061             --
     (Gain)loss on disposal of fixed assets ......          (5,989)         305,000
     Deferred income taxes .......................      (1,407,724)         150,000
     Changes in operating assets and liabilities:             --
         Receivables .............................     (10,159,498)      (1,925,204)
         Other current and non-current assets ....         876,869         (859,132)
         Accounts payable and accrued expenses ...       8,689,730          373,719
         Other current and non-current liabilities       1,859,304
                                                       -----------    -------------
Net cash provided by operating activities ........       9,312,977         (132,613)

Investing activities
Purchases of property, plant and equipment .......      (4,952,079)        (657,673)
Proceeds on sale of property, plant and equipment          192,368             --
Acquisitions of businesses, net of cash acquired .     (77,666,940)            --
                                                       ------------   -------------
Net cash used in investing activities ............     (82,607,407)        (657,673)

Financing activities
Proceeds of long-term debt .......................     142,500,000             --
Payments on notes payable and long-term debt .....     (66,000,000)            --
Change in intercompany notes payable .............            --           (657,673)
Debt issuance costs incurred .....................      (5,526,722)            --
                                                      -------------   -------------
Net cash provided by financing activities ........      70,973,278         (657,673)

Net decrease in cash and cash equivalents ........      (2,321,152)            --
Cash and cash equivalents at beginning of period .       3,068,980             --
                                                      ------------    -------------
Cash and cash equivalents at end of period .......   $     747,828    $        --
                                                     =============    =============

Cash paid for interest ...........................   $     812,522    $   4,160,000
                                                     =============    =============
Cash paid for income taxes .......................   $   2,780,785    $     462,000
                                                     ==============   =============

See accompanying notes.

                               ISG RESOURCES, INC.

         NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Registration Statement on Form S-4, as amended, which was declared effective on September 4, 1998 (the "Registration Statement"). All inter-company accounts and transactions have been eliminated in consolidation.

The consolidated balance sheet at December 31, 1997 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

 2.   Intangible Assets

Intangible assets consist of the following:

                                         September 30,      December 31,
                                             1998              1997
                                  --------------------- ---------------------
        Goodwill ....................   $  62,761,541    $  14,640,584
        Contracts ...................      65,900,000       26,700,000
        Patents .....................       2,400,000        2,400,000
        Assembled work force ........       1,910,000        1,100,000
                                        -------------    -------------
                                          132,971,541       44,840,584
        Less accumulated amortization      (4,123,945)        (455,092)
                                        =============    =============
                                        $ 128,847,596    $  44,385,492
                                        =============    =============

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

 3.   Long-term Debt

Long-term debt consists of the following:

                                              September 30,    December 31,
                                                 1998             1997
                                             ------------   ---------------
    10% Senior Subordinated Notes due 2008   $100,000,000   $          --
    Secured Credit Facility ..............      5,500,000              --
                                             ============   ===============
                                             $105,000,000   $          --
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

  Year 2000 Date Conversion

         In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. Systems that fail to properly recognize such information will likely generate erroneous data or cause a system to fail possibly resulting in a disruption of operations. The Company's products do not incorporate such date coding so the Company's efforts to address the Year 2000 issue fall in the following three areas: (i) the Company's information technology ("IT") systems; (ii) the Company's non-IT systems (i.e., machinery, equipment and devices which utilize technology which is "built in" such as embedded microcontrollers); and (iii) third-party customers.

         The Company is currently working to resolve the potential impact of the Year 2000 issue on the processing of date-sensitive data by the Company's computerized information systems. Specifically, the Company has commenced installation of new accounting and financial software and anticipates that this process will be complete by the end of April, 1999. The Company is also acquiring and installing Year 2000 compliant software upgrades in all scales used in its operations. The Company is analyzing all other IT and non-IT systems to determine if any other modifications or upgrades are necessary to be Year 2000 compliant. The amount charged to expense during the three and nine months ended September 30, 1998, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

         The Company is also evaluating and taking steps to resolve Year 2000 compliance issues that may be created by suppliers, suppliers and financial institutions with whom the Company does business. Because many of the Company's suppliers are in the heavily regulated utility arena, the Company does not expect these suppliers to experience problems. The Company is examining customers and may send out confirmation letters of Year 2000 compliance if the Company determines such action is necessary. The Company cannot guarantee that the systems of other entities will be converted on a timely basis.

      The foregoing statements are based upon management's current assumptions.

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


Date:  January 28, 1999                                      ISG RESOURCES, INC.



                                                                 /s/J.I. Everest
                                                              -----------------
                                                              J. I. Everest, II
                                           Chief Financial Officer and Treasurer
                                           (As  both a duly  authorized  officer
                                              of the  Company  and as  principal
                                               financial officer of the Company)