Form 10-K
period 1998-12-31
ISG RESOURCES INC
filed 1999-04-01
CIK 1063018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the Fiscal Year Ended December 31, 1998
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No fee required]

For the transition period from N/A to N/A


Commission File Number____________


                               ISG RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)
          Texas                                                   87-0327982
  (State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

    136 East South Temple,  Suite 1300,  Salt Lake City, Utah          84111
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (801) 236-9700
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class        Name of each exchange on which registered
             None                                  None

           Securities registered pursuant to Section 12(g) of the Act:
                     10% Senior Subordinated Notes Due 2008
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _ _ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 1999 was approximately $0.

         The number of shares of Common Stock, without par value, outstanding on March 29, 1999 was 100 shares.

Documents Incorporated by Reference:  See Item 14(a) List of Exhibits

                                                       PART I

Item 1.       Business

General Development of Business

ISG Resources, Inc.'s predecessor was organized under the laws of the State of Texas on February 6, 1981. Industrial Services Group, Inc. ("ISG") was formed in September 1997 by Citicorp Venture Capital, Ltd. ("CVC") and certain members of ISG Resources, Inc.'s management team to acquire the stock of JTM Industries, Inc. ("JTM") and its wholly owned subsidiary, KBK Enterprises, Inc. ("KBK") (the "JTM Acquisition") from Laidlaw Transportation, Inc. ("Laidlaw"). Pursuant to the JTM Acquisition, JTM became a wholly owned subsidiary of ISG. Subsequently, JTM changed its name to ISG Resources, Inc. (the "Company").

Through strategic acquisitions over the past fiscal year, the Company acquired several key competitors serving diverse geographic regions and companies with products and/or services that complemented the Company's then current products. On March 4, 1998, the Company acquired the stock of Pozzolanic Resources, Inc. ("Pozzolanic") for $40.0 million, at which time Pozzolanic became a wholly owned subsidiary of the Company. Pozzolanic is a provider of marketing services for coal combustion products ("CCPs") in the Pacific Northwest and in the Rocky Mountain area. On March 20, 1998, the Company acquired the stock of Power Plant Aggregates of Iowa, Inc. ("PPA") for $6.4 million (net of $2.1 million of cash acquired, for a total consideration of $8.5 million), at which time PPA became a wholly owned subsidiary of the Company. PPA and its subsidiary provide the personnel and equipment to service a large contract recently awarded to the Company in Iowa. On April 22, 1998, the Company acquired the stock of Michigan Ash Sales Company, d.b.a. U.S. Ash Company ("U.S. Ash"), U.S. Stabilization, Inc., and Flo Fil Co., Inc. (collectively the "U.S. Ash Group") for a total consideration of $24.6 million, at which time the U.S. Ash Group became wholly owned subsidiaries of the Company. The U.S. Ash Group is a provider of CCP management services in Michigan, Ohio and Indiana, areas where the Company's services were limited. On April 22, 1998, the Company acquired the stock of Fly Ash Products, Inc. ("Fly Ash Products") for a total consideration of $9.5 million, at which time Fly Ash Products became a wholly owned subsidiary of the Company. Fly Ash Products is a provider of CCP management services in Arkansas.

On May 1, 1998, the Company, through Pneumatic Trucking, Inc. ("Pneumatic"), a wholly owned subsidiary of U.S. Ash, purchased the rolling stock of a former related party of U.S. Ash for approximately $885,000.

On August 6, 1998, the Company acquired the exclusive license to make, use and sell products utilizing the Dynastone(TM) technology. Dynastone(TM) is the technology used for the production of a unique acid and chemical resistant cement utilizing high volumes of CCPs. The license creates the opportunity for the Company to enter the cementitious manufactured concrete products arena, utilizing its extensive reserve of CCP resources. Based upon available information, the Company believes it is now the largest manager and marketer of CCPs in North America. CCPs are the residual materials created by coal-fired power generation. The Company enters into long-term CCP management contracts, primarily with coal-fired electric generating utilities. These utilities are required to manage, or contract to manage, CCPs in accordance with state and federal environmental regulations. In addition, the Company provides similar materials management services for other industrial clients.

Important Developments since Fiscal Year End

Effective January 1, 1999, the Company, Pozzolanic, PPA, the U.S. Ash Group, Fly Ash Products and KBK merged with and into ISG Resources, Inc., a newly formed Utah corporation. Prior to the merger, ISG Resources (Utah) had no assets and was a wholly owned subsidiary of Industrial Services Group, Inc. ("ISG"). Pneumatic, a wholly owned subsidiary of U.S. Ash, was not merged into the new Utah corporation. Consequently, Pneumatic is now a wholly owned subsidiary of the Utah corporation. All references to the "Company" herein refer to ISG Resources, Inc.
(Utah) and all of its predecessors.

As a result of the foregoing merger, all 1999 reports filed pursuant to the Securities Exchange Act of 1934, as amended, will be filed with ISG Resources, Inc., the Utah corporation, as the registrant.

On or about January 7, 1999, the Company acquired the issued and outstanding capital stock of Best Masonry & Tool Supply, Inc. ("Best"). Best is now a wholly owned subsidiary of the Company.


Principal Products and their Markets

The Company uses CCPs and other industrial materials to make products that primarily replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate or limestone. The Company's focus on CCPs and related industrial materials development has also created a variety of applications, such as fillers in asphalt shingles and related products, that extend beyond the traditional uses of CCPs and related industrial materials. For purposes of this report, the Company's products are broken down into traditional products and value-added products. Traditional products are those products that the Company and its competitors within the industry historically produce with the CCPs. Value-added products are newer products that have been developed to utilize CCPs and related materials which in the past were deemed waste products and usually sent to landfills.

The primary CCPs managed by the Company are fly ash and bottom ash. Fly ash is the fine residue and bottom ash is the heavier particles that result from the combustion of coal. Utilities firing boilers with coal first pulverize the coal and then blow the pulverized coal into a burning chamber where it immediately ignites to heat the boiler tubes. The heavier bottom ash falls to the bottom of the burning chamber while the lighter fly ash remains suspended in the exhaust gases. Before leaving the exhaust stack, the fly ash particles are removed by an electrostatic precipitator, bag house or other method. The bottom ash is hydraulically conveyed to a collection area, while the fly ash is pneumatically conveyed to a storage silo.

Fly ash is a pozzolan that, in the presence of water, will combine with an activator (lime, portland cement or kiln dust) to produce a cement-like material. It is this characteristic that allows fly ash to act as a cost-competitive substitute for other more expensive cementitious building materials. Concrete manufacturers can typically use fly ash as a substitute for 15% to 40% of their cement requirements, depending on the quality of the fly ash and the proposed end-use application for the concrete. In addition to its cost benefit, fly ash provides greater structural strength and durability in certain construction applications, such as road construction. Bottom ash is utilized as an aggregate in concrete block construction and road base construction.

According to the American Coal Ash Association (the "ACAA"), of the approximately 100 million tons of CCPs that were generated in the United States during 1996, fly ash accounted for approximately 59%, bottom ash accounted for approximately 16% and flue gas desulphurization waste ("scrubber sludge") and boiler slag accounted for approximately 25%.

Traditional Products and Applications

The Company's traditional products are CCPs and related industrial materials which generally require minimal processing or additives to fulfill their applications. The Company typically provides these products to its customers directly from its clients' sites. The Company has been successful in selling significant portions of the CCPs and other industrial materials it manages to traditional markets (e.g., the use of fly ash as pozzolan in portland cement concrete and the use of bottom ash as a lightweight aggregate).

The following is a brief description of the Company's traditional products:

Fly ash is used as (i) a pozzolan to partially replace portland cement in ready-mix concrete and concrete products (e.g., concrete pipe); (ii) an additive to portland cement to produce I-P cement and blended cements; (iii) an additive in downhole cementing of oil wells; and (iv) a primary constituent in flowable grout used to fill voids under concrete slabs and underground tank voids.

Bottom ash is used as (i) raw feed stock for the manufacture of portland cement clinker; (ii) a lightweight aggregate for concrete and concrete block; (iii) a filler in the manufacture of clay brick; and (iv) an aggregate in asphaltic concrete. It can also be mixed with salt as an additive for ice and snow control or used as backfill for pipe bedding and dry bed material.

Fluidized bed ash is used (i) for stabilization in mud drying; (ii) as a reagent to solidify liquid wastes in petrochemical and related areas; and (iii) for soil stabilization to create more solid foundations for vertical construction.

Scrubber sludge is used as cement stabilized road base material and can be processed to be used in wallboard manufacture.

Boiler slag is used for a variety of applications, including roofing shingles and cement.

Cement and lime kiln dust and related industrial minerals are used as cementitious binders for chemical fixation/solidification of hazardous and non-hazardous wastes, soil stabilization and chemical processes.

Value-Added Products and Applications

To diversify its product offerings and ensure that it productively uses the CCPs, the Company also develops and markets value-added products made from CCPs and related industrial materials, and it continues to expand the breadth of markets for these products. Through its research and development program and certain licenses, the Company has broadened the end use market for CCPs and related industrial materials by introducing several proprietary products made from previously non-marketable materials. The Company sells and distributes its products to cement plants, ready-mix concrete plants, road contractors, carpet manufacturers, roofing shingle producers, soil stabilization firms, utility companies and other waste management firms. Several of its proprietary products have been utilized by government agencies such as the Department of Transportation, the Federal Aviation Administration, the Army Corps of Engineers and the U.S. Bureau of Mines.

The following is a list of the Company's value added products and applications:

Powerlite(R) is a pyrite free bottom ash which, when processed by the Company, produces a high quality aggregate for the concrete block industry. Powerlite(R) has exhibited superior flow characteristics, often making it more economical to use than other aggregates. The Company has provided customers in the Atlanta, Georgia area with more than two million tons of Powerlite7 in the past 15 years.

SAM(TM) (Stabilized Aggregate Material) is manufactured by the Company by combining several industrial materials received from clients and transforming them into a well-graded replacement for natural aggregate. SAM(TM) can be used in many other applications, such as road base, sub-base, parking areas, drainage media and rip-rap.

Pozzalime(TM)/Envira-Cement(R) are the Company's lime-based pozzolanic materials that contain significant moisture-reduction properties. Pozzalime(TM) and Envira-Cement(R) have been successfully utilized in road-base construction, road-sub-base construction, chemical fixation, soil stabilization, moisture reduction, mud drying, pH adjustments, acid neutralization, sewage treatment and mine reclamation.

Gypcem(R) is the Company's processed gypsum, registered and exclusively sold by the Company, that has characteristics allowing it to be used in the manufacture of portland cement. With considerable handling capabilities, the product is often more economical to use than conventional mined gypsum. Under a long-term contract with Dupont, the Company designed, constructed and currently operates an on-site processing facility for the 100,000 tons of synthetic gypsum produced each year.

Peanut Maker(R) is a gypsum landplaster developed by the Company for use in the agricultural market as a soil enhancer. During 1997, under a contract with Dupont, the Company managed 47,000 tons of Dupont's industrial material, which was historically disposed of. The Company has transformed this previously unmarketable material into Peanut Maker(R), a beneficial-use, value-added product. Peanut Maker(R) has been used on over 60,000 acres of peanut crops annually for the past 10 years. It continues to be in demand because of its high calcium content. The disassociation rate afforded by Peanut Maker(R) makes it more effective and economical than traditional calcium supplements. It has been a recommended source of calcium by the Virginia and North Carolina Extension Services since its invention.

ALSIL(R)/Orbaloid(R) are industrial fillers developed by the Company from processed client-generated materials for use in filler applications such as roofing shingles, carpet and mat backing, and ceramic products. The Company has two U.S. patents and one Canadian patent for the use of ALSIL(R) in roofing shingles. The Company has secured multiple contracts with various shingle manufacturers, with one agreement extending for the life of the customer's manufacturing plant.

Flexbase(TM) is a mixture of fly ash and scrubber sludge which the Company processes to form a road-base material.

Stabil-Fill(TM) is a lime-stabilized fly ash that the Company has developed and sold for use as a fill material in lieu of natural borrow materials. The resulting mixture is lightweight and compacts with standard construction equipment. Applications include commercial or industrial property development, roadway embankment and subgrade for parking lots, airport runways, golf courses or driving ranges, and athletic fields.

Redi-Fill(TM)/Flo Fil(R) are the Company's processed fly ash and bottom ash, sold for use as a structural fill and ready-mixed flowable fill.

In addition to these value added products, the Company uses its traditional products for non-traditional applications. Non-traditional applications of fly ash include: (i) use as mineral filler to replace fine aggregate in bituminous coatings for roads (asphalt surface); (ii) use as a primary constituent in flowable fill to backfill around in-ground pipes and structures; (iii) for stabilization of soils with high plasticity or low load bearing abilities; (iv) to produce a filler grade material for a variety of products; and (v) as a binder with calcium sulfate to replace limestone road base materials.

Status of any Publicly Announced New Product or Service

On August 6, 1998, the Company acquired the exclusive license to make, use and sell products utilizing the Dynastone(TM) technology. Dynastone(TM) is the technology used for the production of a unique acid and chemical resistant cement utilizing high volumes of CCPs. Since the Company acquired the Dynastone(TM) license, the Company entered into a contractual agreement with CSR Hydro Conduit ("CSR"), one of the largest concrete pipe manufacturers in the United States. Under the agreement, the Company will provide CSR with the proprietary Dynastone(TM) technology to manufacture acid resistant concrete pipe using CCPs in addition to traditional cements. The Company has recently established a laboratory in San Antonio, Texas dedicated to commercialization of the Dynastone(TM) technology.

Competitive Business Conditions

According to data compiled by the Energy Information Administration of the United States Department of Energy (the "EIA"), of the 1,996 electric generating units operating in the United States in 1996, 1,128 were coal-fired and represented approximately 55% of the total electricity generated, an increase from approximately 50% in 1995. Coal is the largest indigenous fossil fuel resource in the United States, with current U.S. annual coal production in excess of one billion tons. Approximately 80% of the coal produced is for electric power generation, and its use has grown by almost 25% over the last decade. The combustion of coal provides cost-effective electricity generation, but results in a high percentage of residual material, which serves as the "raw material" for the CCP industry. The industry manages these CCPs and related materials by developing end-use markets for certain CCPs and providing storage and disposal services for the remainder of such materials.

In order to sustain its position as a leader in the CCP management industry, the
Company  relies  on  and  continues  to  implement  the  following   competitive
strengths:

Leading Market Position. The Company believes it is a party to more CCP management contracts and manages more CCP tonnage than any of its competitors. The Company has aggressively penetrated its service areas and has won contracts based on its "one-stop" approach to CCP and other industrial materials management services. This approach combines the Company's marketing, materials handling and technological capabilities to lower the client's cost of managing CCPs and other industrial materials in accordance with applicable state and federal regulations.

Geographic Diversification. The Company believes it is the only company in the CCP management industry with a national scope. This national scope provides the Company with several significant competitive benefits, including mitigation of the effects of cyclical regional economies and weather patterns. In addition, the Company's national scope and storage capabilities will create incremental revenue through the ability to shift products among regions to meet market demand while minimizing transportation costs.

Value-Added Products and Services. The Company's focused new product development efforts have broadened the end-use market for CCPs and other recyclable industrial materials. The Company has successfully introduced new patented or trademarked products made from previously non-marketable materials through proprietary processes. These product development efforts have reduced the materials management cost to the Company's clients and improved the Company's revenue mix and margins.

Strong Client Relationships. At December 31, 1998, the Company had contractual relationships with eleven of the largest fifteen coal powered electrical utilities in the United States, based on total electricity revenues. The Company has maintained long-term contracts with certain utilities since 1968, and experienced a renewal or extension rate of greater than 90% since the JTM Acquisition. The Company's clients rely on its marketing, materials handling and technological capabilities to extend the useful life of their landfill sites by creatively managing and marketing a broader range of CCPs than competitors.

Source and Availability of Raw Materials

The Company's primary raw material is CCPs. As long as the majority of electricity generated in this country comes from the use of coal-fired generation, the Company believes it will have an adequate supply of raw materials.

Dependence on Limited Customers

The Company works with a large number of customers and has long-term contracts with most such customers. The Company's core business is based on long-term materials management contracts with power producers and industrial clients. As of December 31, 1998, the Company had 87 materials management contracts, 17 of which generated more than $1.0 million of annual revenues each. Typical contract terms are from five to fifteen years. The Company is focused on serving its current client base and plans to aggressively target additional contract opportunities to increase both tonnage under management and revenues.

Intellectual Property

The Company owns and has obtained licenses to various domestic and foreign patents and trademarks related to its products and processes. While these patents and trademarks in the aggregate are important to the Company's competitive position, no single patent or trademark is material to the Company. The Company's license agreements generally have a duration which coincides with the patents covered thereby.

Government Approval

None.

Effect of Existing or Probable Government Regulation

None.

Research and Development

In an effort to maximize the percentage of products marketed to end users and minimize the amount of materials landfilled, the Company's focused research and development efforts have created or caused the Company to acquire the rights to value-added products such as ALSIL(R), Powerlite(R), Flexbase(TM), Peanut Maker(R) and Dynastone(TM). The Company markets CCP tonnage under management to the building materials and construction related products industry to be used in engineering applications, such as ready-mix concrete, lightweight aggregate, stabilized road bases, flowable and structural fill, and roofing shingles. The Company's major customers for its marketed products include LaFarge Corporation, Consolidated Sugar Refineries, Elk Corporation of Texas and GS Roofing Products Company, Inc. The Company's research and development program and other dedicated efforts have resulted in twelve patented products or processes and two U.S. patents and five foreign patents pending. Costs incurred for research and development were not material to the results of operations of the Company in 1998, 1997, or 1996.

Cost of Compliance with Environmental Laws

None.

Employees

The Company has a total of 630 employees, of which 570 are full-time employees.


Item 2.       Properties

The Company operates its corporate headquarters in Salt Lake City, Utah in offices leased under a three year lease expiring in July 2001. The total amount of leased space in the corporate headquarters is 9,396 square feet. Due to Company's national scope of operations, it has a number of other properties used in its operations. The following table sets forth certain information regarding the Company's other principal facilities as of December 31, 1998:

 Location               Function              Ownership              Lease
                                                                Termination Date

Kennesaw, GA          Offices                    Leased        January 31, 2004
Delle, UT             Storage Silos              Leased        November 1, 2001
Fargo, ND             Fly Ash Storage            Leased        Month to Month
Good Spring, PA       Silo Facility              Leased        August 15, 1999
Valley View, PA       Rail Siding                Leased        December 31, 2015
Chester, VA           Office/Rail Spur           Leased        November 30, 1999
Taylorsville, GA      Rail Sidetrack             Leased        30 days notice
Taylorsville, GA      Lab Facility               Owned
Doraville, GA         Terminal Facility          Leased        August 11, 2005
Leland, NC            Transfer Facility          Owned
Franklin, VA          Structural Fill            Owned
Clinton, TN           Structural Fill            Owned
Mercer Island, WA     Offices                    Leased        June 30, 1999
Centralia, WA         Storage Facility           Owned
Ogden, UT             Storage Facility           Owned
Oregon City, OR       Offices                    Leased        Month to Month
Fresno, CA            Terminal Facility          Leased        March 31, 2002
Allentown, PA         Offices                    Leased        February 28, 2001
Pomona, CA            Rail Terminal              Owned
Stafford, TX          Offices                    Leased        April 30, 2003

Management believes its facilities are in good condition and that the facilities are adequate for its operating needs for the foreseeable future without significant modifications or capital investment.

Item 3.       Legal Proceedings

The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that any potential liability as a result of these matters will not have a material effect upon the Company's results of operations or financial position.


Item 4.       Submission of Matters to a Vote of Security Holders

None.



                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is not publicly traded and is wholly owned by ISG.


Item 6.       Selected Financial Data

The following table sets forth summary consolidated financial information of the Company for each of the five years in the period ended December 31, 1998. Such information was derived from the audited consolidated financial statements and notes thereto. The selected consolidated financial information for the periods prior to October 14, 1997 set forth below is not comparable to subsequent periods due to the step-up in basis resulting from the JTM Acquisition and the completion of the Acquisitions.

The selected consolidated financial information set forth below has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.





                                               2 1/2 Months 9 1/2 Months
                                          Year Ended     Ended       Ended
                                            December  December 31,October 13,       Year Ended December 31,
                                              31,
                                              1998                1997        1997       1996            1995         1994
                                                                   (Dollars in thousands)
Statement of Income Data:
Revenue .......................................  $ 117,293    $ 12,643    $ 51,295   $  62,841     $     64,986   $60,784
Cost of products and services sold, excl. depr      80,116       9,365      40,701      52,268           51,489   52,356
Depreciation and amortization .................      9,141         908       5,279       2,285           2,265    1,538
Selling, general and administrative expenses ..     14,145       1,256       3,633       5,667           9,692        -(1)
Income from Operations ........................     13,891       1,114       1,682      2,621            1,540       6,890
Interest Expense ..............................      9,338         628       4,160      4,853            4,081          17
Net income (loss) before income taxes .........      4,808         517      (2,478)    (2,232)           6,873
Net income (loss) .............................      2,259         265      (3,090)    (1,870)           6,873(1)

Balance Sheet Data:
Working capital (deficiency) ..................      6,786     (21,648)    (43,594)   (45,804)         (42,268)      6,249
Total assets ..................................    191,732      73,270      58,396     62,950           61,779      18,291
Total debt ....................................    110,000        --          --         --               --         2,976
Shareholder's equity ..........................     27,524      25,265       3,623      6,713            8,033      17,831

Other Data:
Cash flows from operating activities ..........      8,164       1,843         521        603           (1,115)        -(1)
Cash flows from investing activities ..........    (86,576)        (19)       (681)    (3,869)                         -(1)
Cash flows from financing activities ..........     75,344       1,189         957      2,844           (4,113)        -(1)
EBITDA (2) ....................................     23,287       2,054       6,961      4,906            3,805       8,428
EBITDA margin .................................       19.9%       16.2%      13.6%             7.8%        5.9%     13.9%
Captial expenditures ..........................      8,131          19         681      4,357            4,589         905
Ratio of earnings to fixed charges (3) ........      1.42x       1.49x      0.56x            0.68x       0.58x     5.21x
Deficit of earnings to fixed charges ..........       --          --        (2,478)    (2,232)          (2,541)       --

(1) During the year ended December 31, 1994, the Company was a subsidiary of Union Pacific and was not allocated any SG&A or income tax expense.
(2) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA should not be considered as an alternative to net income or any other GAAP measure of performance as an indicator of the Company's performance or to cash flows provided by operating, investing or financing activities as an indicator of cash flows or a measure of liquidity. Management believes that EBITDA is a useful adjunct to net income and other measurements under GAAP in evaluating the Company's ability to service its debt and is a conventionally used financial indicator. However, due to possible inconsistencies in the method of calculating EBITDA, the EBITDA measures presented may not be comparable to other similarly titled measures of other companies.
(3) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, earnings include pre-tax income from continuing operations plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of debt expense and that portion of rental expense which is representative of the interest factor in these rentals.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of ISG Resources, Inc. and its predecessor, JTM Industries, Inc. and other financial information appearing elsewhere herein.

General

The Company is a manager and marketer of CCPs in North America. The Company generates revenues from marketing products to its customers and providing materials management, engineering and construction services to its clients. The Company was founded in 1997 upon the acquisition of JTM by ISG. Subsequently, the Company acquired Pozzolanic, PPA, the US Ash Group and Fly Ash Products (the "1998 Acquisitions"). The Company's strategic objectives include the maintenance and expansion of long-term contractual relationships, the increase in product sales and applications through cross-marketing and further technological advances and the pursuit of strategic acquisitions. The Company expects to achieve cost savings and incremental profitability through the integration of administration, purchasing, insurance, marketing and other operations of its strategic acquisitions.

Seasonality

The Company's business is subject to seasonal fluctuation. The Company's need for working capital accelerates moderately during the middle of the year, and accordingly, total debt levels tend to peak in the second and third quarters, declining in the fourth quarter of the year. The amount of revenue generated during the middle of the year generally depends upon a number of factors, including the level of road and other construction using concrete, weather conditions affecting the level of construction, general economic conditions, and other factors beyond the Company's control.

Results of Operations

Fiscal year 1998 was the first complete year of operations subsequent to the JTM Acquisition and, thus, is not comparable to any prior accounting period. For purposes of discussing the results of operations, fiscal year 1998 is compared to the period from the JTM Acquisition date to December 31, 1997 and the period from January 1, 1997 to the JTM Acquisition date, which reflects the results of the predecessor company. Due to the 1998 Acquisitions and the change in the capital structure, the financial condition and results of operations are not directly comparable to that of the predecessor company.

Fiscal Year 1998 Compared to 2 1/2 Months Ended December 31, 1997 and 9 1/2 Months Ended October 13, 1997

 Revenues. Revenues were $117.3 million, $12.6 million and $51.3 million in fiscal year 1998, the 2 1/2 months ended December 31, 1997 and the 9 1/2 months ended October 13, 1997, respectively, resulting in average monthly revenues of $9.8 million, $5.0 million and $5.4 million for the respective periods. The increase in the average monthly revenues in 1998 is due primarily to the 1998 Acquisitions.

Cost of Products Sold, Excluding Depreciation. Cost of products sold, excluding depreciation, was $51.9 million, $4.9 million and $20.7 million in fiscal year 1998, the 2 1/2 months ended December 31, 1997 and the 9 1/2 months ended October 13, 1997, respectively, resulting in cost of products sold, excluding depreciation, as a percentage of product revenues of 62.5%, 68.9% and 80.8% for the respective periods. The improvement in margins is due to two factors: (1) change in product mix from lower margin product sold to the former parent in the pre-acquisition period as opposed to higher margin product sold to third parties in the post-acquisition period, and (2) price increases.

Cost of Services Sold, Excluding Depreciation. Cost of services sold, excluding depreciation was $28.2 million, $4.5 million and $20.0 million in fiscal year 1998, the 2 1/2 months ended December 31, 1997 and the 9 1/2 months ended October 13, 1997, respectively, resulting in a relatively constant cost of services sold, excluding depreciation, as a percentage of service revenues of 82.4%, 80.6% and 77.9% for the respective periods.

Depreciation and Amortization. Depreciation and amortization was $9.1 million, $0.9 million and $5.3 million in fiscal year 1998, the 2 1/2 months ended December 31, 1997 and the 9 1/2 months ended October 13, 1997, respectively, resulting in average monthly depreciation and amortization of $0.8 million, $0.4 million and $0.6 million, for the respective periods. The 9 1/2 months ended October 13, 1997 includes a $3.3 million goodwill write-off by the Company's former parent in connection with the JTM Acquisition. Excluding this write-off, average monthly depreciation and amortization for this period would have been $0.2 million. The increase in average monthly depreciation and amortization for the 2 1/2 months ended December 31, 1997 over the 9 1/2 months ended October 13, 1997, before the goodwill write-off discussed above, is due primarily to the amortization of goodwill, contracts, patents and assembled workforce, which were recorded at fair value upon the JTM Acquisition, as well as the accelerated amortization rate of goodwill by the Company after its acquisition by ISG. The increase in average monthly depreciation and amortization for fiscal year 1998 over the 2 1/2 months ended December 31, 1997 is due primarily to the amortization of goodwill, contracts and assembled workforce, which were recorded at fair value upon the 1998 Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $14.1 million, $1.3 million and $3.6 million in fiscal year 1998, the 2 1/2 months ended December 31, 1997 and the 9 1/2 months ended October 13, 1997, respectively. For the 9 1/2 months ended October 13, 1997, management fees were allocated to the Company by Laidlaw based upon the Company's share of Laidlaw's consolidated revenue. The allocated charges may not be indicative of the expenses the Company would have incurred if Laidlaw had not provided the services. The increase in SG&A in fiscal year 1998 is due primarily to three factors: (1) costs associated with the reorganization of the Company (i.e., consulting, travel, employee relocation) after the 1998 Acquisitions; (2) increased sales and marketing efforts; and (3) an increase in management incentive compensation.

Interest Expense. Interest expense was $9.3 million, $0.6 million and $4.2 million in fiscal year 1998, the 2 1/2 months ended December 31, 1997 and the 9 1/2 months ended October 13, 1997, respectively, resulting in average monthly interest expense of $0.8 million, $0.2 million and $0.4 million for the respective periods. The decrease in the average monthly interest expense in the 2 1/2 months ended December 31, 1997 as compared to the 9 1/2 months ended October 13, 1997 is due primarily to a decrease in the Company's outstanding indebtedness resulting from the elimination of the intercompany indebtedness to Laidlaw upon the JTM Acquisition. The increase in the average monthly interest expense in fiscal year 1998 is due primarily to the issuance of Senior Subordinated Notes in April 1998.

Income Tax Expense. Income tax expense was $2,549,000, $252,000 and $612,000 in fiscal year 1998, the 2 1/2 months ended December 31, 1997 and the 9 1/2 months ended October 13, 1997, respectively, resulting in effective tax rates of 53.0%, 48.8% and (24.7%). The negative effective tax rate in the 9 1/2 months ended October 13, 1997 is due primarily to the large goodwill write-off discussed above which was not deductible for tax purposes. The increase in the effective tax rate from the 2 1/2 months ended December 31, 1997 to fiscal year 1998 is due primarily to the increase in non-deductible amortization of goodwill recorded upon the 1998 Acquisitions.

Net Income (Loss). As a result of the factors discussed above, net income increased to $2.3 million and $0.3 million in fiscal year 1998 and the 2 1/2 months ended December 31, 1997, respectively, as compared to a net loss of $3.0 million in the 9 1/2 months ended October 13, 1997.


2 1/2 Months Ended December 31, 1997 and 9 1/2 Months Ended October 13, 1997 Compared to Fiscal Year 1996

Revenues. Revenues were $12.6 million, $51.3 million and $62.8 million in the 2 1/2 months ended December 31, 1997, the 9 1/2 months ended October 13, 1997 and fiscal year 1996, respectively, resulting in average monthly revenues of $5.0 million, $5.4 million and $5.2 million for the respective periods. The change in the average monthly revenues between the three periods is due primarily to the seasonality of the industry. Revenues peak in the second and third quarters, declining in the fourth and first quarters.

Cost of Products Sold, Excluding Depreciation. Cost of products sold, excluding depreciation, was $4.9 million, $20.7 million, and $22.4 million in the 2 1/2 months ended December 31, 1997, the 9 1/2 months ended October 13, 1997 and fiscal year 1996, respectively, resulting in cost of products sold, excluding depreciation, as a percentage of product revenues of 68.9%, 80.8%, and 87.8% for the respective periods. The improvement in margins is due to two factors: (1) change in product mix from lower margin product sold to the former parent in the pre-acquisition periods as opposed to higher margin product sold to third parties in the post-acquisition period, and (2) a $1.0 million settlement of a lawsuit charged to cost of sales in 1996.

Cost of Services Sold, Excluding Depreciation. Cost of services sold, excluding depreciation was $4.5 million, $20.0 million and $29.9 million in the 2 1/2 months ended December 31, 1997, the 9 1/2 months ended October 13, 1997 and fiscal year 1996, respectively, resulting in a relatively constant cost of services sold, excluding depreciation, as a percentage of service revenues of 80.6%, 77.9%, and 80.0% for the respective periods.

Depreciation and Amortization. Depreciation and amortization was $0.9 million, $5.3 million, and $2.3 million in the 2 1/2 months ended December 31, 1997, the 9 1/2 months ended October 13, 1997 and fiscal year 1996, respectively, resulting in average monthly depreciation and amortization of $0.4 million, $0.6 million and $0.2 million for the respective periods. The increase in depreciation and amortization in the 9 1/2 months ended October 13, 1997 over the fiscal year 1996 is due primarily to a $3.3 million goodwill write-off by the Company's former parent in connection with the JTM Acquisition. Excluding this write-off, average monthly depreciation and amortization for this period would have been consistent with fiscal year 1996 at $0.2 million. The increase in average monthly depreciation and amortization for the 2 1/2 months ended December 31, 1997 over the 9 1/2 months ended October 13, 1997, before the goodwill write-off discussed above, is due primarily to the amortization of goodwill, contracts, patents and assembled workforce, which were recorded at fair value upon the JTM Acquisition, as well as the accelerated amortization rate of goodwill by the Company after its acquisition by ISG.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $1.3 million, $3.6 million and $5.7 million in the 2 1/2 months ended December 31, 1997, the 9 1/2 months ended October 13, 1997 and fiscal year 1996, respectively. The decrease from fiscal year 1996 to the 9 1/2 months ended October 13, 1997 reflects a decrease in management fees charged by the Company's former parent, from $2.7 million in fiscal year 1996 to $0.7 million in the 9 1/2 months ended October 13, 1997. Management fees were allocated to the Company by Laidlaw based upon the Company's share of Laidlaw's consolidated revenue. The allocated charges may not be indicative of the expenses the Company would have incurred if Laidlaw had not provided the services.

Interest Expense. Interest expense was $0.6 million, $4.2 million and $4.8 million in the 2 1/2 months ended December 31, 1997, the 9 1/2 months ended October 13, 1997 and fiscal year 1996, respectively, resulting in average monthly interest expense of $0.2 million, $0.4 million and $0.4 million for the respective periods. The decrease in interest expense in the 2 1/2 months ended December 31, 1997 as compared to the 9 1/2 months ended October 13, 1997 and fiscal year 1996 is due primarily to a decrease in the Company's outstanding indebtedness resulting from the elimination of the inter-company indebtedness to Laidlaw upon acquisition by ISG.

Income Tax Benefit (Expense). Income tax expense was $252,000 and $612,000 in the 2 1/2 months ended December 31, 1997 and the 9 1/2 months ended October 13, 1997 compared to an income tax benefit of $362,000 in fiscal year 1996, resulting in effective tax rates of 48.8%, (24.7%) and 16.2%. The increase in income taxes from fiscal year 1996 to the 9 1/2 months ended October 13, 1997 reflects increases in the Company's taxable income, primarily from obtaining higher margins and SG&A reductions. The negative effective tax rate in the 9 1/2 months ended October 13, 1997 is due primarily to the large goodwill write-off discussed above which was not deductible for tax purposes.

Net Income (Loss). As a result of the factors discussed above, net income increased to $0.3 million in the 2 1/2 months ended December 31, 1997 as compared to net losses of $3.0 million and $1.8 million in the 9 1/2 months ended October 13, 1997 and fiscal year 1996, respectively.

Liquidity and Capital Resources

The Company financed the JTM Acquisition and the 1998 Acquisitions through the issuance of $100.0 million of 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility. Operating and capital expenditures have been financed primarily through cash flows from operations and borrowings under the Secured Credit Facility.

At December 31, 1998, the Company had no cash or cash equivalents and $25.0 million available under the Secured Credit Facility. In addition, the Company had working capital of approximately $6.8 million, an increase of $28.4 million from December 31, 1997 resulting primarily from the replacement of a short-term note with long-term debt.

The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During fiscal year 1998, capital expenditures amounted to approximately $8.1 million, including $0.9 million expended to purchase the rolling stock of Pneumatic. Capital expenditures made in the ordinary course of business will be funded by cash flow from operations and borrowings under the Secured Credit Facility.

The 1999 acquisition of Best Masonry and Tool Supply discussed elsewhere herein was financed through borrowings under the Secured Credit Facility.

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

The Year 2000 Issue

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

The Company is currently working to resolve the potential impact of the Year 2000 issue on the processing of date-sensitive data by the Company's computerized information systems. Specifically, the Company has commenced installation of new accounting and financial software and anticipates that this process will be complete by the end of April 1999. The Company is also acquiring and installing Year 2000 compliant software upgrades in all scales used in its operations. The Company is analyzing all other IT and non-IT systems to determine if any other modifications or upgrades are necessary. The amount charged to expense during the year ended December 31, 1998, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

The Company is also evaluating and taking steps to resolve Year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company does business. Because many of the Company's suppliers are heavily regulated utilities with mandated, the Company does not expect these suppliers to experience problems. The Company is examining customers and may send out confirmation letters of Year 2000 compliance if the Company determines such action is necessary. The Company cannot guarantee that the systems of other entities will be converted on a timely basis.

The foregoing statements are based upon management's current assumptions. However, there can be no guarantee that these assumptions have addressed all relevant uncertainties.

Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other items of this Form 10-K may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Item 7a.      Qualitative and Quantitative Disclosures about Market Risk

In 1997, the SEC issued new rules (Item 305 of Regulation S-K) which requires disclosure of material risks as defined by Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has market risk sensitive instruments related to interest rates. As disclosed in Note 4 of the audited consolidated financial statements, the Company has outstanding long-term debt of $110,000,000 at December 31, 1998. The Company currently has an average maturity of nine years for long-term debt, $100,000,000 of which is at a fixed rate of 10% and $10,000,000 of which is at a rate averaging 8.5% for the year ended December 31, 1998.

The Company does not have significant exposure to changing interest rates on long-term debt because interest rates for the majority of the debt is fixed. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other interest rate market risk management activities.

A hypothetical 10% change in market interest rates over the next year would not impact the Company's earnings or cash flows as the interest rate on the majority of the long-term debt is fixed. A 10% change in market interest rates would have a material effect (likely increasing or decreasing the fair value by approximately 50%) on the fair value of the Company's publicly traded long-term debt due to the volume outstanding at December 31, 1998.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

Item 8.       Financial Statements and Supplementary Data

The  audited  financial  statements  for the year ending  December  31, 1998 are

                          INDEX TO FINANCIAL STATEMENTS



ISG Resources, Inc. and Subsidiaries
Audited Consolidated Financial Statements as of December 31, 1998 and 1997 and for the Year Ended December 31, 1998 and the Period From October 14, 1997 to December 31, 1997:
Report of Independent Auditors ...........................................   F-2
Consolidated Balance Sheets ..............................................   F-3
Consolidated Statements of Income ........................................   F-5
Consolidated Statements of Shareholder's Equity ..........................   F-6
Consolidated Statements of Cash Flows ....................................   F-7
Notes to Consolidated Financial Statements ...............................   F-8

JTM Industries, Inc. and Subsidiary (Predecessor to ISG Resources, Inc.)
Audited Consolidated Financial Statements as of October 13, 1997 and for the Period From January 1, 1997 to October 13, 1997 and the Year Ended December 31, 1996:
Report of Independent Accountants ...................................       F-17
Consolidated Balance Sheet ..........................................       F-18
Consolidated Statements of Loss and Accumulated Deficit .............       F-19
Consolidated Statements of Cash Flows ...............................       F-20
Notes to Consolidated Financial Statements ..........................       F-21

Pozzolanic Resources, Inc. and Subsidiaries
Audited Consolidated Financial Statements as of December 31, 1997 and for the Years Ended December 31, 1997 and 1996:
Report of Independent Auditors ......................................       F-26
Consolidated Balance Sheet ..........................................       F-27
Consolidated Statements of Income and Retained Earnings .............       F-29
Consolidated Statements of Cash Flows ...............................       F-30
Notes to Consolidated Financial Statements ..........................       F-31

Michigan Ash Sales Company (d.b.a. U.S. Ash Company) and Affiliated Companies Audited Combined Financial Statements as of April 21, 1998 and December 31, 1997 and for the Period From January 1, 1998 to April 21, 1998 and the Years Ended December 31, 1997 and 1996:
Report of Independent Auditors ........................................     F-34
Combined Balance Sheets ...............................................     F-35
Combined Statements of Income and Retained Earnings ...................     F-37
Combined Statements of Cash Flows .....................................     F-38
Notes to Combined Financial Statements ................................     F-39

                         Report of Independent Auditors

The Board of Directors
ISG Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ISG Resources, Inc. and Subsidiaries as of December 31, 1998 and December 31, 1997, and the related consolidated statements of income, shareholder's equity and cash flows for the year ended December 31, 1998 and the period from October 14, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISG Resources, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and the period from October 14, 1997 to December 31, 1997 in conformity with generally accepted accounting principles.

                                                     Ernst & Young LLP

Salt Lake City, Utah
March 15, 1999

                      ISG Resources, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                December 31
                                                          1998            1997
  Assets
Current assets:
 Cash and cash equivalents .......................  $        --     $  3,068,980
 Accounts receivable:
  Trade, net of allowance for doubtful accounts of
     $170,000 in 1998 and $206,000 in 1997 .......     14,975,729      9,167,788
  Retainage receivable ...........................        660,609        517,695
  Other ..........................................        296,966        318,271
 Deferred tax asset ..............................        251,355        324,608
 Other current assets ............................      1,033,227        216,225
Total current assets .............................     17,217,886     13,613,567

Property, plant and equipment:
 Land and improvements ...........................      1,736,384      1,624,335
 Buildings and improvements ......................      3,610,621      3,145,031
 Vehicles and other operating equipment ..........     20,090,872      9,817,148
 Furniture, fixtures and office equipment ........        494,753      1,115,721
                                                       25,932,630     15,702,235
 Accumulated depreciation ........................     (3,562,086)     (453,516)
                                                       22,370,544     15,248,719
 Construction in progress ........................      5,768,564           --
                                                       28,139,108     15,248,719

Other assets:
 Intangible assets, net ..........................    140,835,640     44,385,492
 Debt issuance costs, net ........................      5,192,893           --
 Other assets ....................................        346,209         22,335

Total assets .....................................  $ 191,731,736   $ 73,270,113
                                                    =============   ============

                                                                 December 31
                                                           1998          1997
                                                         -----------------------
Liabilities and shareholder's equity
 Current liabilities:
   Accounts payable .................................  $  4,066,487  $ 1,806,678
   Accrued expenses:
     Payroll ........................................     1,801,657    1,693,953
     Interest .......................................     2,106,054      627,704
     Other ..........................................     1,534,971    1,604,879
   Income taxes payable .............................       422,963      528,742
   Note payable .....................................          --     29,000,000
   Other current liabilities ........................       500,000         --
                                                        -----------  -----------
Total current liabilities ...........................    10,432,132   35,261,956

Long-term debt ......................................   110,000,000         --
Other long-term liabilities .........................     2,488,954      306,098
Deferred tax liability ..............................    41,286,434   12,437,297

Commitments and contingencies

Shareholder's equity:
   Common stock, par value $1 per share; 100 shares
     authorized,  issued and outstanding ............           100          100
   Additional paid-in capital .......................    24,999,950   24,999,950
   Retained earnings ................................     2,524,166      264,712
                                                                     -----------
                                                                     -----------
Total shareholder's equity ..........................    27,524,216   25,264,762



Total liabilities and shareholder's equity ..........  $191,731,736  $73,270,113
                                                       ============  ===========
See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
                        Consolidated Statements of Income


                                                                    Period from
                                                  Year ended       October 14 to
                                             December 31, 1998 December 31, 1997
                                                  ------------------------------
Revenues:
   Product revenues .............................  $  83,048,721   $  7,059,063
   Service revenues .............................     34,243,854      5,583,981
                                                                   ------------
                                                                   ------------
                                                     117,292,575     12,643,044
Costs and expenses:
   Cost of products sold, excluding depreciation      51,878,447      4,864,226
   Cost of services sold, excluding depreciation      28,237,385      4,500,892
   Depreciation and amortization ................      9,140,938        908,619
   Selling, general and administrative expenses .     14,144,765      1,255,680
                                                                   ------------
                                                     103,401,535     11,529,417
                                                                   ------------
                                                      13,891,040      1,113,627
Interest income .................................        183,113         31,286
Interest expense ................................     (9,338,059)      (627,704)
Miscellaneous income ............................         72,386           --
                                                                   ------------
Income before income tax expense ................      4,808,480        517,209
Income tax expense ..............................      2,549,026        252,497
                                                                   ============

Net income ......................................  $   2,259,454   $    264,712
                                                   =============   ============

See accompanying notes.

                                                ISG Resources, Inc. and Subsidiaries
                                           Consolidated Statements of Shareholder's Equity



                                                             Common           Additional         Retained               Total
                                                             Stock         Paid-In Capital       Earnings       Shareholder's Equity
                                                        ----------------------------------------------------------------------------

Balance at October 14, 1997 ........................           $100           $23,811,429           $     --             $23,811,529
   Cash contribution ...............................            --              1,188,521                 --               1,188,521
   Net income ......................................            --                   --                264,712               264,712
                                                                                                                         -----------
Balance at December 31, 1997 .......................            100            24,999,950              264,712            25,264,762
   Net income ......................................            --                   --              2,259,454             2,259,454
                                                                                                                         ===========

Balance at December 31, 1998 .......................           $100           $24,999,950           $2,524,166           $27,524,216
                                                               ====           ===========           ==========           ===========


See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows



                                                                     Period from
                                                       Year ended  October 14 to
                                                       December 31   December 31
                                                           1998           1997
                                          --------------------------------------
Operating activities
Net income .........................................  $   2,259,454   $  264,712
Adjustments to reconcile net income
 to net cash provided by operating
   activities:
     Depreciation and amortization .................      9,140,938      908,619
     Amortization of debt issuance costs ...........        463,585          --
     Deferred income taxes .........................     (1,697,407)   (276,245)
     Changes in operating assets and liabilities:
         Receivables ...............................     (1,479,648)     691,534
         Other current and non-current assets ......        140,055     (22,569)
         Accounts payable ..........................       (606,834) (1,035,993)
         Income taxes payable ......................       (245,447)     528,742
         Accrued expenses ..........................        759,326      755,913
         Other current and non-current liabilities .       (570,491)      28,387
                                                         ----------  -----------
Net cash provided by operating activities ..........      8,163,531    1,843,100

Investing activities
Purchase of businesses, net of
 cash acquired of $5,829,695 .......................    (77,753,012)         --
Additions to intangible assets .....................       (691,847)         --
Purchases of property, plant and equipment .........     (8,131,174)    (19,491)
                                                         ----------  -----------
Net cash used in investing activities ..............    (86,576,033)    (19,491)

Financing activities
Proceeds from long-term debt .......................    154,000,000          --
Payments on long-term debt .........................    (73,000,000)         --
Debt issuance costs ................................     (5,656,478)         --
Cash contributions .................................           --      1,188,521
                                                        -----------  -----------
Net cash provided by financing activities ..........     75,343,522    1,188,521
                                                         ----------    ---------

Net (decrease) increase in cash and cash equivalents     (3,068,980)   3,012,130
Cash and cash equivalents at beginning of period ...      3,068,980       56,850
                                                                     -----------

Cash and cash equivalents at end of period .........  $              $ 3,068,980
                                                      ==========================

Cash paid for interest .............................  $   7,396,124   $      --
Cash paid for income taxes .........................  $   3,989,414   $      --

See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

1. Basis of Presentation

ISG Resources, Inc. (formerly, JTM Industries, Inc.) (the "Company") is a wholly owned subsidiary of Industrial Services Group ("ISG"). ISG was formed in September 1997 to acquire the stock of the Company from Laidlaw Transportation, Inc. ("Laidlaw") (the "Acquisition"). Pursuant to the Acquisition, the Company became a wholly owned subsidiary of ISG. Laidlaw received from ISG, as consideration for the Acquisition, a $29,000,000 senior bridge note (the "Senior Bridge Note"), a $17,500,000 9% Junior Subordinated Promissory Note due 2005 (the "Junior Subordinated Note") and $5,817,000 in cash. The Senior Bridge Note was pushed down to the Company as the proceeds of a future debt offering were used to retire this note. The Junior Subordinated Note was not pushed down to the Company as such proceeds were not used to retire this note, the Company has not and does not plan to assume the Junior Subordinated Note, and the Company does not guarantee or pledge its assets as collateral for this note.

The Acquisition was accounted for under the purchase method of accounting. At the date of the Acquisition, asset and liability values were recorded at their fair values with respect to the purchase price, with the difference between the purchase price and fair value of the net assets recorded as goodwill. In 1998, the value allocated to goodwill was increased by approximately $879,000 to reflect certain changes to the fair values of the assets and liabilities estimated at the acquisition date.

On March 4, 1998, the Company completed the acquisition of all the outstanding shares of Pozzolanic Resources, Inc. ("Pozzolanic"). The consideration paid consisted of approximately $40,000,000 in cash. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Pozzolanic have been included in the consolidated financial statements since March 4, 1998.

On March 20, 1998, the Company completed the acquisition of all the outstanding shares of Power Plant Aggregates of Iowa, Inc. ("PPA"). The consideration paid consisted of approximately $8,541,000 in cash. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of PPA have been included in the consolidated financial statements since March 20, 1998.

On April 22, 1998, the Company acquired all of the outstanding stock of Michigan Ash Sales Company, d.b.a. U.S. Ash Company, together with two affiliated companies, U.S. Stabilization, Inc. and Flo Fil Co., Inc. (collectively, "U.S. Ash"). The consideration paid consisted of approximately $24,600,000 in cash. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of U.S. Ash have been included in the consolidated financial statements since April 22, 1998.

On April 22, 1998, the Company acquired all of the outstanding stock of Fly Ash Products, Inc. ("Fly Ash Products"). The consideration paid consisted of approximately $9,500,000 in cash. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Fly Ash Products have been included in the consolidated financial statements since April 22, 1998.

The purchase prices of the above acquisitions were allocated based on estimated fair values of assets and liabilities at the respective dates of acquisition. Amounts allocated to contracts and assembled workforce approximated $70,705,000 and $1,600,000, respectively. Goodwill resulting from the difference between the purchase prices plus acquisition costs and the net assets of the companies acquired in 1998 totaled approximately $28,500,000. All recorded goodwill is being amortized on a straight-line basis over 25 years.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

1. Basis of Presentation (continued)

The following pro forma combined financial information reflects operations as if all above acquisitions as well as the debt transactions discussed in Note 4 had occurred as of January 1, 1997. The pro forma combined financial information contained herein is presented for illustrative purposes only, does not purport to be indicative of the Company's results of operations as of the date hereof and is not necessarily indicative of what the Company's actual results of operations would have been had the acquisitions and the debt transactions been consummated on such date. The pro forma combined financial information set forth below is based on historical financial statements of ISG Resources, Inc., Pozzolanic, PPA, U.S. Ash and Fly Ash Products.

                                           Year Ended December 31
                                          1998                1997
                                 ------------------- -------------------
            Revenues              $     125,061,000   $    110,337,000
            Net income                     (566,000)        (2,651,000)

2. Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company purchases, removes and sells fly ash and other by-products of coal combustion throughout the United States.

Principles of Consolidation

These financial statements reflect the consolidated position and results of operations of ISG Resources, Inc. and its wholly owned subsidiary, KBK Enterprises, Inc. ("KBK") as of and for the year ended December 31, 1998 and the period from October 14 to December 31, 1997 and the accounts of Pozzolanic, PPA, U.S. Ash and Fly Ash Products as of December 31, 1998 and for the periods from their respective dates of acquisition to December 31, 1998 (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Product revenues are earned by marketing products created by coal-fired power generation and related industrial materials to producers and consumers of building materials and construction related products. Generally, material is obtained from coal-fired electric utilities and is immediately delivered to the customer, eliminating the need to inventory products. Product revenues are recognized when the material is delivered to the customer.

Service revenues include revenues earned under long-term contracts to dispose of residual materials created by coal-fired power generation and revenues earned in conjunction with certain construction-related projects, which are incidental to the primary business. Typical long-term disposal contracts are from five to fifteen years. Service revenues under the long-term contracts are recognized concurrent with the removal of the material and are typically based on the number of tons of material removed at an established price per ton. The construction-related projects are generally billed on a time and materials basis; therefore, the revenues and costs are recognized when the time is incurred and the materials are used.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2. Description of Business and Summary of Significant Accounting Policies (continued)

Cost of products sold are primarily amounts paid to the utilities to purchase product and transportation costs of delivering the product to the customer. Cost of services sold include landfill fees and transportation charges to deliver the product to the landfill. Overhead charges incurred by a facility which generates both product and service revenues are allocated to cost of products sold and cost of services sold based on the percentage of revenue.

Concentrations of Credit Risk

Concentrations of credit risk in accounts receivable are limited due to the large number of customers comprising the Company's customer base throughout the United States. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer accounts receivable. Historically, the Company has not had significant uncollectible accounts.

Cash Equivalents

Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

Property, Plant and Equipment

Property, plant and equipment acquired in the acquisitions described above were recorded at estimated fair value at the dates of the respective acquisitions.
Property, plant and equipment acquired subsequent thereto, renewals and betterments are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation is provided over the estimated useful lives or lease terms, if less, using the straight line method as follows:

             Land  improvements                        1 to 15 years
             Buildings and  improvements               3 to 40 years
             Vehicles and other operating equipment 2 to 12 years Furniture, fixtures and office equipment 1 to 5 years

Depreciation expense was approximately $3,281,000 and $454,000 for the year ended December 31, 1998 and the period from October 14, 1997 to December 31, 1997, respectively.

Intangible Assets

Intangible assets consist of goodwill, contracts, patents and licenses, and assembled workforce. Amortization expense was approximately $5,860,000 and $455,000 for the year ended December 31, 1998 and the period from October 14, 1997 to December 31, 1997, respectively. Amortization is provided over the estimated period of benefit, using the straight-line method as follows:

                      Goodwill              25 years
                      Contracts             20 years
                      Patents and licenses  13 to 19 years
                      Assembled workforce   8 years

Debt Issuance Costs

Debt issuance costs relate to costs incurred with the issuance of the Senior Subordinated Notes and the Secured Credit Facility. These costs are being amortized over the respective lives of the debt issues on a straight-line basis. Accumulated amortization at December 31, 1998 was $463,585.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2. Description of Business and Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred tax assets and liabilities are provided for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Statement of Financial Accounting Standards No. (SFAS) 107, "Disclosure About Fair Value of Financial Instruments," consist of cash equivalents, accounts receivable, accounts payable and accrued expenses, long-term debt and notes payable. At December 31, 1998 and December 31, 1997, the carrying value of cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximates fair value due to the short term nature of the instruments. Long-term debt outstanding at December 31, 1998 also approximates fair value due to the lack of significant fluctuations in interest rates since the debt was issued.

Long-lived Assets

As required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management evaluates the carrying value of all long-lived assets to determine recoverability when indicators of impairment are present based generally on an analysis of undiscounted cash flows. Management believes no material impairment in the value of long-lived assets exists at December 31, 1998.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Intangible Assets

Intangible assets consist of the following at December 31, 1998 and 1997:

                                                   December 31
                                               1998          1997
                                         -------------   ------------
          Goodwill                       $  44,018,454              $
                                                           14,640,584
          Contracts                         97,960,644     26,700,000
          Patents and licenses               2,471,584      2,400,000
          Assembled work force               2,700,233      1,100,000
                                         -------------   ------------
                                           147,150,915     44,840,584
          Less accumulated amortization     (6,315,275)      (455,092)
                                         =============   ============
                                         $ 140,835,640   $ 44,385,492
                                         =============   ============

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

4. Debt

Note Payable

The Senior Bridge Note had an original maturity of March 30, 1998, which was extended to April 30, 1998. The Senior Bridge Note bore interest at 1.5% plus the prime rate (as determined by The Chase Manhattan Bank, N.A) through March 30, 1998 and 2% plus the prime rate thereafter. The Senior Bridge Note was repaid with a portion of the proceeds from the Senior Subordinated Notes discussed below.

Secured Credit Facility

On March 4, 1998, the Company obtained a $42,000,000 Secured Credit Facility provided by a syndicate of banks. The Secured Credit Facility enables the Company to obtain revolving secured loans from time to time to finance certain permitted acquisitions, to repay existing indebtedness, to pay fees and expenses incurred in connection with certain acquisitions and for working capital and general corporate purposes.

At the Company's option, the revolving secured loans may be maintained as (a) Eurodollar Loans (as defined) which will bear interest at a rate equal to the quotient obtained by dividing LIBOR (as defined) by one minus the reserve requirement for such Eurodollar Loan, plus a margin of 250 basis points or (b) Base Rate Loans (as defined) which will have an interest rate equal to the higher of (i) the Nations Bank N.A. prime rate and (ii) the federal funds rate plus 0.5%, plus a margin of 125 basis points. The Company will also pay certain fees with respect to any unused portion of the Secured Credit Facility.

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

The Secured Credit Facility requires the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio and minimum consolidated net worth and certain other financial and nonfinancial covenants, all as defined within the agreement. The Company was in compliance with all such covenants at December 31, 1998.

Upon completion of the private placement of the Senior Subordinated Notes discussed below, the Secured Credit Facility was permanently reduced to $35,000,000.

At December 31, 1998, $10,000,000 was outstanding, with $25,000,000 unused and available, under the Secured Credit Facility.

Senior Subordinated Notes

On April 22, 1998, the Company completed a private placement of $100,000,000 aggregate principal amount of 10% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). The proceeds were used to pay the Senior Bridge Note, a portion of the Secured Credit Facility, consideration and expenses related to the U.S. Ash and Fly Ash Products acquisitions, and transaction fees. Interest on the Senior Subordinated Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Senior Subordinated Notes will mature on April 15, 2008 and are guaranteed fully and unconditionally and on a joint and several basis by all of the Company's existing and future restricted subsidiaries, as defined in the indenture.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

4. Debt (continued)

Senior Subordinated Notes (continued)

The Senior Subordinated Notes are redeemable at the option of the Company at various times throughout the term of the Senior Subordinated Notes at redemption prices specified in the indenture.

Upon the occurrence of a change of control or an asset sale as defined in the indenture, the Company is required to make an offer to repurchase all or part of the Senior Subordinated Notes at prices specified in the indenture.

The payment of principal, interest, and liquidated damages as defined in the indenture, if any, on the Senior Subordinated Notes is subordinated in right of payment to the prior payment of all senior indebtedness as defined in the indenture, whether outstanding on the date of the indenture or thereafter incurred. The indenture for the Company's Senior Subordinated Notes contains various limitations on the incurrence of additional indebtedness, the issuance of preferred stock, consolidations or mergers, sales of assets, and restricted payments, including dividends, for the Company and restricted subsidiaries as defined in the indenture.

In connection with the private placement of the Senior Subordinated Notes, the Company entered into the Registration Rights Agreement pursuant to which the Company was required to file an exchange offer registration statement with the Securities and Exchange Commission which was declared effective by the Securities and Exchange Commission on September 4, 1998.

The aggregate maturities of all long-term debt for the five years subsequent to December 31, 1998 are as follows: $0 in 1999-2002, $10,000,000 in 2003 and
$100,000,000 thereafter.

5. Accrued Closure Costs

The Company, in the normal course of business, expends funds for site restoration of certain property utilized for disposal services. The total anticipated site restoration costs currently are approximately $357,000. As of December 31, 1998 and 1997, $210,000 and $306,000, respectively, of anticipated site restoration costs have been accrued.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6. Income Taxes

Income tax expense (benefit) consists of the following for the year ended December 31, 1998 and the period from October 14, 1997 to December 31, 1997:

                                        1998           1997
                                    ------------------------
                  Current:
                       U.S. Federal  $ 3,542,755   $ 459,626
                       State             703,678      69,116
                                      ----------   ---------
                                       4,246,433     528,742
                  Deferred:
                       U.S. Federal   (1,416,129)   (240,135)
                       State            (281,278)    (36,110)
                                       ---------   ---------
                                      (1,697,407)   (276,245)
                  Total:
                       U.S. Federal    2,126,626     219,491
                       State             422,400      33,006
                                       ---------  ----------
                                     $ 2,549,026   $ 252,497
                                      ==========   =========

Reconciliation of income tax expense at the U.S. statutory rate to the Company's tax expense for the year ended December 31, 1998 and the period from October 14, 1997 to December 31, 1997 is as follows:

                                                       1998        1997

      35% of income before income tax                $1,682,968  $181,023

      Add:
         Goodwill amortization                          527,208    42,702
         Other permanent differences                     64,289     7,318
         State income taxes, net of federal benefit     274,561    21,454
                                                     $2,549,026  $252,497
                                                     ----------  --------

The major components of the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                      1998           1997
                                                  -----------------------------
  Deferred Tax Assets:
        Bad debt reserves                      $     66,572   $     78,658
        Accruals not currently deductible for
            tax purposes                            307,883        387,053
                                               ------------    ------------
     Total gross deferred tax assets                374,455        465,711

     Deferred Tax Liabilities:
       Fixed asset basis differences              3,040,703      1,130,285
       Intangible asset basis differences        38,363,602     11,424,094
       Other                                          5,229         24,021
                                              -------------   ------------
                                                 41,409,534     12,578,400
                                              =============   ============
       Net deferred tax liabilities            $(41,035,079)  $(12,112,689)
                                              =============    ============

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7. Employee Benefit Plan

Prior to April 1, 1998, eligible employees of the Company were able to participate in a 401(k) savings plan (the "Laidlaw Plan") sponsored by Laidlaw Environmental Services, Inc. ("LESI"), an affiliate of Laidlaw. Under the terms of the Laidlaw plan, the Company was required to match employee contributions, as defined, up to 3% of the employees' compensation. Expenses related to the Laidlaw plan were approximately $59,000 for the period from January 1, 1998 to March 31, 1998 and $44,000 for the period from October 14, 1997 to December 31, 1997.

Subsequent to April 1, 1998, eligible employees of the Company may participate in a 401(k) savings plan (the "ISG Plan") sponsored by ISG. The ISG Plan requires the Company to match employee contributions, as defined, up to 6% of the employees' compensation. Expenses related to the ISG Plan were approximately $265,000 for the period from April 1, 1998 to December 31, 1998.

8. Commitments and Contingencies

Lease Obligations

Certain facilities and equipment are leased under non-cancelable operating leases, which generally have renewal terms, expiring in various years through 2006.

Future minimum payments under leases with initial terms of one year or more consisted of the following at December 31, 1998:

               1999                                      $     4,201,000
               2000                                            2,614,000
               2001                                            2,210,000
               2002                                            1,680,000
               2003                                            1,205,000
               Thereafter                                      1,549,000
                                                         -------------------
               Total minimum lease payments              $    13,459,000
                                                         ===================

Total rental expense was approximately $6,113,000 for the year ended December 31, 1998 and $1,259,000 for the period from October 14, 1997 to December 31, 1997.

Sale and Purchase Commitments

The Company's contracts with its customers and suppliers require the Company to make minimum sales and purchases over ensuing years, as follows:

                                      Minimum       Minimum
                                       Sales       Purchases
                             ------------------------------------

                          1999   $    806,000   $  5,933,000
                          2000        363,600      6,390,000
                          2001        371,000      6,914,000
                          2002        120,000      7,176,000
                          2003        120,000      3,045,000
                    Thereafter             --     11,709,000
                                 ------------    -----------
                                 $              $ 41,167,000
                                 ============   ============

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

Sale and Purchase Commitments (continued)

Minimum sales and purchases under contracts with minimum requirements approximated $800,000 and $4,523,000, respectively, for the year ended December 31, 1998 and $249,000 and $318,000, respectively for the period from October 14, 1997 to December 31, 1997.


Royalty Commitment

The Company has agreed to pay a minimum of $500,000 per year commencing in 1999 and continuing through 2003 for future royalties related to the sale of certain Class C fly ash. The current portion of this liability is recorded in other current liabilities and the long-term portion is recorded in other long-term liabilities in the accompanying balance sheet.

Legal Proceedings

There are various legal proceedings against the Company arising in the normal course of business. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Employment Agreements

The Company has employment agreements with certain of its employees. The employment agreements provide for the total annual base compensation of approximately $2,067,000 and expire from 2000 to 2003.

Medical Insurance

Effective April 1, 1998, the Company established a self-funded medical insurance plan for its employees with stop-loss coverage for amounts in excess of $40,000 per individual and approximately $1,300,000 in the aggregate. The Company has contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred, including an estimate of costs incurred but not reported at the balance sheet date.

9. Subsequent Events

Effective January 1, 1999, the Company, Pozzolanic, PPA, U.S. Ash, Fly Ash Products and KBK merged with and into ISG Resources, Inc., a newly formed Utah corporation. Prior to the merger, ISG Resources, Inc. (Utah) had no assets and was a wholly owned subsidiary of ISG. Pneumatic Trucking, Inc., a wholly owned subsidiary of Michigan Ash Sales Company, was not merged into the new Utah corporation. Consequently, Pneumatic is now a wholly owned subsidiary of ISG Resources, Inc. (Utah).

On January 7, 1999, the Company acquired all of the outstanding stock of Best Masonry and Tool Supply ("Best") for approximately $13,300,000 and paid off outstanding debt of Best totaling approximately $2,400,000. Best is engaged in the retail and wholesale distribution of masonry construction materials to residential and commercial contractors from its Texas and Georgia locations. Best also produces its own brand named formulas of manufactured masonry products.

                        Report of Independent Accountants



     February 16, 1998

     To the Board of Directors and
     Shareholders of JTM Industries, Inc:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of loss and accumulated deficit and of cash flows present fairly, in all material respects, the financial position of JTM Industries, Inc. and its subsidiaries at October 13, 1997, and the results of their operations and their cash flows for the period ended October 13, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 10, Laidlaw, Inc. sold the outstanding shares of JTM Industries, Inc. on October 14, 1997.

     PRICEWATERHOUSECOOPERS LLP

                              JTM INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                October 13, 1997

                                ($000's omitted)




                                          ASSETS
Current assets
Trade and other accounts receivable
(net of allowance for doubtful accounts of $406) ..................    $  9,726
Retainage receivable ..............................................         770
Deferred income taxes .............................................         329
Other current assets ..............................................         354
                                                                       --------


         Total current assets .....................................      11,179
Fixed assets
Land and improvements .............................................       1,798
Buildings .........................................................       3,533
Vehicles and other equipment ......................................      11,038
Construction in progress ..........................................         886
                                                                       --------


                                                                         17,255
Less: Accumulated depreciation ....................................      (4,090)
                                                                       --------


                                                                         13,165

Goodwill (net of accumulated amortization of $6,095) ..............      34,052
                                                                       --------


         Total assets .............................................    $ 58,396
                                                                       ========




                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable ..................................................    $  2,808
Accrued liabilities ...............................................       2,558
Intercompany notes payable ........................................      49,407
                                                                       --------


         Total current liabilities ................................      54,773
                                                                       --------


Commitments and contingencies
Stockholder's equity
Common stock - authorized, issued and outstanding 100 shares ......           1
Paid in capital ...................................................      10,678
Accumulated deficit ...............................................      (7,056)
                                                                       --------


         Total stockholder's equity ...............................       3,623
                                                                       --------


         Total liabilities and stockholder's equity ...............    $ 58,396
                                                                       ========

The accompanying notes are an integral part of these financial statements.

                              JTM INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                ($000's omitted)



                                                    Year to Date     Year Ended
                                                   October 13,      December 31,
                                                        1997             1996
                                                  -------------   --------------

Revenues:
Product revenues .....................................    $ 25,613     $ 25,513
Service revenues .....................................      25,682       37,328
                                                          --------     --------



                                                            51,295       62,841

Cost of product revenues, excluding depreciation .....      20,702       22,397
Cost of service revenues, excluding depreciation .....      19,999       29,871
Depreciation and amortization ........................       5,279        2,285
Selling, general and administrative expenses .........       3,633        5,667
                                                          --------     --------


Income from operations ...............................       1,682        2,621
Intercompany interest expense ........................       4,160        4,845
Interest expense .....................................        --              8
                                                          --------     --------


                                                            (2,478)      (2,232)
Income tax benefit (expense) .........................        (612)         362
                                                          --------     --------


Net loss .............................................      (3,090)      (1,870)
Accumulated deficit - beginning of year ..............      (3,966)      (2,096)
                                                          --------     --------


Accumulated deficit - end of year ....................    $ (7,056)    $ (3,966)
                                                          ========     ========

The accompanying notes are an integral part of these financial statements.

                              JTM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($000's omitted)



                                                        Year to Date  Year Ended
                                                        October 13, December 31,
                                                             1997        1996
                                                        ------------  ----------

Net Cash Provided By (Used In):
Operating activities ...................................   $    521    $    603
Investing activities ...................................       (681)     (3,869)
                                                           --------    --------


Net cash used by operating and investing activities ....       (160)     (3,266)
Non-cash activities ....................................       (797)        422
                                                           --------    --------


                                                               (957)     (2,844)
Intercompany notes payable - beginning of year .........    (48,450)    (45,606)
                                                           --------    --------


Intercompany notes payable - end of year ...............   $(49,407)   $(48,450)
                                                           ========    ========




Operating activities:
Net loss ...............................................   $ (3,090)   $ (1,870)
Items not affecting cash:
  Loss on disposal of fixed assets .....................        305        --
  Depreciation and amortization ........................      5,279       2,285
  Deferred income taxes ................................        150         266
Cash provided by (used in) financing working capital:
  Trade and other accounts receivable ..................     (1,898)        685
  Other current assets .................................         87          94
  Accounts payable and accrued liabilities .............       (312)       (857)
                                                           --------    --------


Net cash provided by operating activities ..............   $    521    $    603
                                                           ========    ========




Investing activities:
Purchase of fixed assets ...............................   $   (681)   $ (4,357)
Proceeds from sale of fixed and other assets ...........       --           488
                                                           --------    --------


Net cash used in investing activities ..................   $   (681)   $ (3,869)
                                                           ========    ========




Supplemental cash flow information:
  Noncash transaction:
     Transfers of fixed assets from parent .............   $    107    $    128
     Accounts payable related to fixed assets ..........       --      $    504
  Cash paid (received) for:
     Interest ..........................................   $  4,160    $  4,845
     Income taxes to (from) parent .....................   $    462    $   (629)


The accompanying notes are an integral part of these financial statements.

                              JTM INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ($000's Omitted)


1. Basis of Presentation of Financial Statements

         These financial statements reflect the consolidated financial position and results of operations of JTM Industries, Inc. and its subsidiary, KBK Enterprises, Inc. ("the Company") which until October 13, 1997 was an indirect wholly owned subsidiary of Laidlaw Inc. The Company is involved in materials management services to coal combustion by-products (CCPs) producing utilities and marketing products derived from CCPs, principally in the United States.

         Interest  expense   associated  with  intercompany   financing  by  the
Company's former parent, Laidlaw, Inc. ("Laidlaw"), has been charged to the Company based on prime rate plus 2% on the average outstanding balance.

         The Company is included in the consolidated tax return of Laidlaw. Income taxes have been calculated using applicable income tax rates on a separate return basis.

         The surplus funds of the Company are regularly transferred to Laidlaw, and any financing requirements are provided by Laidlaw. Accordingly, no cash or bank indebtedness balances are reported in these financial statements.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

         The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and all figures are represented in U.S. dollars, as the Company's operating assets are located in the United States.

         The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses, and disclosure of contingencies. Future events could alter such estimates in the near term.

b) Consolidation

         The consolidated financial statements include the accounts of JTM Industries, Inc. and KBK Enterprises, Inc., its subsidiary company. All significant intercompany transactions are eliminated.

c) Fixed assets

         Fixed assets are recorded at cost. Depreciation and amortization of other property and equipment is provided substantially on a straight-line basis over their estimated useful lives which are as follows:

                 Buildings.........................       20 to 40 years
                 Vehicles and other................        3 to 15 years

         The company periodically reviews the carrying values of its fixed assets to determine whether such values are recoverable. Any resulting write downs are charged against income. Depreciation expense amounts to $1,191 and $1,281 for the period ended October 13, 1997 and the year ended December 31, 1996, respectively.

                              JTM INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                ($000's Omitted)

2. Summary of Significant Accounting Policies (Continued)

d) Other assets

         Goodwill is amortized on a straight-line basis over forty years. The amount of any impairment is charged against income. In 1997, in connection with the planned sale of the Company, Laidlaw wrote down the assets of the Company to fair value which resulted in a charge against goodwill of $3,300.

e) Income taxes

         Deferred income taxes are provided for all significant temporary differences arising from recognizing certain expenses and certain closure accruals in different periods for income tax and financial reporting purposes.

f) Revenue

         Material revenues are earned by marketing products created by coal-fired power generation and related industrial materials to consumers of building materials and construction related products. Generally, material is obtained from coal-fired electric utilities and is immediately delivered to the customer, eliminating the need to inventory products. Therefore, no inventory exists at October 13, 1997. Material revenues are recognized when the material is delivered to the customer.

         Service revenues are earned under long-term contracts to dispose of residual materials created by coal-fired power generation. Typical contract terms are from five to fifteen years. Service revenues are recognized concurrent with the removal of the material and are typically based on the number of tons of material removed at an established price per ton.

         Costs of product revenues primarily include amounts paid to the utilities to purchase the product and transportation charges related to delivering the product to the customer. Cost of service revenues primarily include landfill fees and transportation charges related to delivering the product to the landfill. Overhead charges incurred by a facility which generates both product and service revenues are allocated to cost of product revenues and cost of service revenues based on the percentage of each type of revenue to total revenues. Cost of product revenues and cost of service revenues are recognized concurrent with the recognition of the related revenue.

g) Concentration of Credit Risk

         Concentrations of credit risk in accounts receivable are limited, due to the large number of customers comprising the Company's customer base throughout the United Sates. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for doubtful accounts based on the credit risk applicable to particular customers, historical trends, and other relevant information.

3. Benefit Plans

         Eligible employees of the Company may participate in a 401(k) savings plan sponsored by Laidlaw. The 401(k) plan requires the Company to match employee contributions as defined, up to 3% of the employees' compensation. Expenses related to the 401(k) plan were approximately $294 and $266 for the period ended October 13, 1997 and the year ended December 31, 1996, respectively.

                              JTM INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                ($000's Omitted)

4. Lease Commitments

         Rental expense incurred under operating leases amounted to $4,334 and $6,136 for the period ended October 13, 1997 and the year ended December 31, 1996, respectively.

         Rentals payable under operating leases for premises and equipment as of October 13, 1997 are as follows:


1998 ..................................................                  $ 4,518
1999 ..................................................                    3,264
2000 ..................................................                    1,553
2001 ..................................................                    1,440
2002 ..................................................                      753
Thereafter ............................................                    1,600
                                                                         -------
                                                                         $13,128
                                                                         =======

5. Legal proceedings

         The Company has various outstanding legal matters arising from the normal course of business. Although the final outcome cannot be predicted with certainty, the Company believes the ultimate disposition of the matters will not have a material impact on the Company's financial position.

         In January 1997, a third party filed suit against the Company for breach of contract. The Company settled this claim for $1,000 in February 1997. The Company accrued the loss as of December 31, 1996 as a component of cost of sales.

6. Related party transactions

         Included in the financial statements are related party transactions between the Company and Laidlaw. These related party transactions are as follows:

                                                        Year to Date  Year Ended
                                                        October 13, December 31,
                                                           1997           1996
                                                   ------------     ------------

Management fees ................................          $  491          $2,320
Administrative fees ............................          $  249          $  423
Intercompany sales .............................          $2,814          $4,953
Allocated insurance expense ....................          $  515          $  772
Interest expense ...............................          $4,160          $4,845


         Management and administrative fees have been allocated to the Company based upon the Company's share of Laidlaw's consolidated revenue. Management and administrative fees are charged by Laidlaw to each of its operating groups in order to recover its general and administrative costs. The services provided by Laidlaw include treasury, taxation and insurance. The allocated charges may not be indicative of the expenses the Company would have incurred if Laidlaw had not provided the services.

                              JTM INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                ($000's Omitted)

6. Related party transactions (Continued)

         In 1996, Laidlaw contributed additional capital of $550 through a reduction in the intercompany note payable in a non-cash transaction. On May 9, 1997, all of the outstanding shares of the Company were transferred from LESI to Laidlaw Transportation, Inc., a direct, wholly owned subsidiary of Laidlaw.

         In preparation for the disposal of the Company, certain closure liabilities amounting to $1,650 were transferred to Laidlaw, net of the related deferred tax asset of $578. Additionally, a long term receivable in the amount of $1,008, net of an allowance of $963, was transferred to Laidlaw. A deferred tax asset of $337 related to the allowance was also transferred to Laidlaw.

7. Income taxes

         The components of income tax expense for the period from January 1, 1997 to October 13, 1997 and for the year ended December 31, 1996 are as follows:
                                                        Year to Date  Year Ended
                                                        October 13, December 31,
                                                            1997          1996
                                                     ---------------------------

Current federal provision (benefit) ................         $421         $(676)
Current state provision ............................           41            48
Deferred federal provision .........................          150           266
                                                             ----         -----


Total income tax provision (benefit) ...............         $612         $(362)
                                                             ====         =====

         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Components of deferred tax liabilities and assets at October 13, 1997 are as follows:

Deferred tax assets:
  Allowance for bad debts ..................................              $ 142
  Closure reserve ..........................................                 97
  Other accrued liabilities ................................                 91
Deferred tax liabilities:
  Fixed assets .............................................                 (1)
                                                                          -----


Net deferred tax assets ....................................              $ 329
                                                                          =====

         The difference between the federal statutory tax rate and the effective tax rate on continuing operations for the period from January 1, 1997 to October 13, 1997 and for the year ended December 31, 1996 are as follows:
                                                        Year to Date  Year Ended
                                                        October 13, December 31,
                                                             1997          1996
                                                      -------------------------

Federal statutory tax rate ...............................       35.0%     35.0%
Goodwill amortization not deductible for tax purposes ....      (57.7%)  (15.7%)
State income taxes .......................................       (1.1%)   (1.4%)
Other items - net ........................................       (0.9%)   (1.7%)
                                                               ----       ----


Effective tax rate .......................................      (24.7%)    16.2%
                                                               ====       ====

                              JTM INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                ($000's Omitted)

8. Accrued closure costs

         The Company, in the normal course of its business, expends funds for remediation of certain property. The Company does not expect these expenditures to have a materially adverse effect on its financial condition or results of operations, since its business is based upon compliance with environmental laws and regulations and its services are priced accordingly. The method by which these costs are accrued involves estimating the total site restoration costs, determining the total volume of materials the site will hold, and accruing the site restoration costs concurrently with the filling of the site. The total anticipated site restoration costs are approximately $1,900.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Pozzolanic Resources, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Pozzolanic Resources, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income and retained earnings and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pozzolanic Resources, Inc. and Subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                     Ernst & Young LLP

Seattle, Washington
February 10, 1998, except for
  Note 8, as to which
  the date is March 4, 1998

                   POZZOLANIC RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                December 31, 1997

Assets
Current assets:
  Cash ..........................................................   $    40,399
  Short-term investments at cost ................................     2,850,330
  Accounts receivable, less allowance
 for doubtful accounts of $47,000 ...............................     1,925,269
  Deferred freight ..............................................       402,958
  Other receivables .............................................       140,065
  Amounts due from related parties ..............................         3,760
  Prepaid expenses ..............................................        61,023
  Current deferred income taxes .................................        41,250
                                                                    -----------


Total current assets ............................................     5,465,054
Property, plant, and equipment:
  Land ..........................................................       107,777
  Buildings .....................................................        66,362
  Plant equipment ...............................................     5,724,253
  Automotive equipment ..........................................       630,700
  Office furniture and equipment ................................       357,848
  Leasehold improvements ........................................       247,406
                                                                    -----------


                                                                      7,134,346
  Accumulated depreciation and amortization .....................    (5,412,615)
                                                                    -----------


                                                                      1,721,731
Other assets:
  Fly ash contracts, less accumulated amortization of $789,568 ..       143,358
  Deposits and other ............................................        12,069
  Notes receivable ..............................................         9,604
  Deferred income taxes .........................................        58,406
                                                                    -----------


                                                                        223,437
                                                                    -----------


Total assets ....................................................   $ 7,410,222
                                                                    ===========

See accompanying notes.

                   POZZOLANIC RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)

                                December 31, 1997

Liabilities and shareholders' equity
 Current liabilities:
  Trade accounts payable .......................................      $  536,228
  Accrued expenses .............................................         298,025
  Advances from suppliers ......................................         410,509
  Income taxes payable .........................................           4,771
                                                                      ----------


Total current liabilities ......................................       1,249,533

Deferred gains .................................................         700,000

Shareholders' equity:
  Common stock, Class A, voting, $1 par value:
   Authorized shares - 1,000
    Issued and outstanding shares - 200 ........................             200
  Preferred stock, Class C, nonvoting, $1 par value:
   Authorized shares - 15,000
    Issued and outstanding shares - 2,900 ......................           2,900
  Preferred stock, Class D, nonvoting, $1 par value:
   Authorized shares - 15,000
    Issued and outstanding shares - 5,800 ......................           5,800
  Retained earnings ............................................       5,451,789
                                                                      ----------


Total shareholders' equity .....................................       5,460,689
                                                                      ----------


Total liabilities and shareholders' equity .....................      $7,410,222
                                                                      ==========

See accompanying notes.

                   POZZOLANIC RESOURCES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                      Year Ended December 31
                                                       1997              1996
                                             -----------------------------------

Sales ..........................................   $ 21,263,494    $ 17,993,543
Cost of goods sold .............................     13,607,238      11,684,111
                                                     ----------      ----------


Gross profit ...................................      7,656,256       6,309,432
Selling, administrative, and general expenses ..      2,897,974       2,451,703
                                                      ---------       ---------


Operating income ...............................      4,758,282       3,857,729
Interest income ................................         37,637          86,578
Other income ...................................         63,542         356,183
                                                         ------         -------


Income before income taxes .....................      4,859,461       4,300,490
Provision for federal and state income taxes:
  Current ......................................      1,830,499       1,544,462
  Deferred .....................................        (52,241)         (1,333)
                                                        -------          ------


                                                      1,778,258       1,543,129
                                                      ---------       ---------


Net income .....................................      3,081,203       2,757,361
Retained earnings at beginning of year .........      6,507,086       3,749,725
Less dividends paid ............................      4,136,500            --
                                                     ----------   ------------


Retained earnings at end of year ...............   $  5,451,789    $  6,507,086
                                                   ============    ============

See accompanying notes.

                   POZZOLANIC RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended December 31
                                                         1997             1996
                                                      --------------------------

Operating activities
Collection of trade receivables ................   $ 20,925,826    $ 18,063,627
Payments to suppliers and employees ............    (15,638,348)    (13,719,586)
Income taxes paid ..............................     (1,400,259)     (1,576,602)
Interest received ..............................         34,429          87,324
Dividends received .............................         17,885          17,115
Interest paid ..................................         (8,185)           --
Other, net .....................................        (73,322)        266,561
                                                                   ------------


Net cash provided by operating activities ......      3,858,026       3,138,439

Investing activities
Purchases of property, plant, and equipment ....       (401,144)       (980,942)
Proceeds from sale of equipment ................          1,509           4,450
                                                                   ------------


Net cash used in investing activities ..........       (399,635)       (976,492)

Financing activities
Dividends paid .................................     (4,136,500)           --
Line of credit advance .........................        755,000            --
Line of credit reduction .......................       (755,000)           --
                                                                   ------------


Net cash used in financing activities ..........     (4,136,500)           --
                                                                   ------------

Increase (decrease) in cash
 and short-term investments ....................       (678,109)      2,161,947
Cash and short-term investments
 at beginning of year ..........................      3,568,838       1,406,891
                                                                   ------------


Cash and short-term
 investments at end of year ....................   $  2,890,729    $  3,568,838
                                                                   ============

Reconciliation of net income to net
 cash provided by operating activities:
  Net income ...................................   $  3,081,203    $  2,757,361
  Adjustments to reconcile net income to
      net cash provided by
      operating activities:
     Depreciation and amortization .............        701,572         647,059
     Loss on disposal of fixed assets ..........           --            (3,424)
     Other assets ..............................           (298)             (3)
     Note receivable ...........................         (9,604)           --
     Deferred income taxes .....................         52,240          (1,333)
     Net operating working capital items .......         32,913        (261,221)
                                                                   ------------


Net cash provided by operating activities ......   $  3,858,026    $  3,138,439
                                                                   ============

See accompanying notes.

                   POZZOLANIC RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997

1. Organization

         Pozzolanic Resources, Inc. ("Resources" or the "Company") is a holding company for Pozzolanic Northwest, Inc. ("Northwest") and St. Helens Investments, Inc. ("St. Helens"), d.b.a. Pozzolanic International, whose purpose is the distribution of fly ash, which is used in the production of concrete. The companies have been selling fly ash in the western United States and British Columbia since 1976. Resources also owns all the outstanding stock of Pozzolanic Northwest Bulk Carriers, Inc. ("Bulk Carriers"). Bulk Carriers operates as a common carrier, primarily in the Pacific Northwest.

2. Accounting Policies

         Financial Statement Presentation

         In addition to the accounts of Resources, the consolidated financial statements include the accounts of Northwest and its wholly owned subsidiary, Pozzolanic N.W. FSC, Inc. (a Foreign Sales Corporation - "FSC"); St. Helens; and Bulk Carriers. Significant intercompany transactions and accounts are eliminated in consolidation.

         Revenue Recognition

         Revenue is recognized upon delivery of products to the customer.

         Deferred Freight

         Freight costs incurred moving fly ash to Resources' storage facilities are deferred until the fly ash is sold. Such deferred freight is allocated to fly ash sales on an average cost per ton basis.

         Property, Plant, and Equipment

         Property, plant, and equipment are stated on the basis of cost. The provision for depreciation is determined by straight-line and accelerated methods over the estimated useful lives of the assets.

         Statements of Cash Flows

         For purposes of the statement of cash flows, short-term, interest-bearing investments with maturities on the date of purchase of less than three months are considered cash equivalents. The fair values of cash and short-term investments approximate their carrying values.

         Income Taxes

         The Company applies the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities using enacted tax laws and rates.

         Deferred  income  taxes  relate   principally  to  differences  in  the
treatment between tax and book of depreciation and freight costs.

                   POZZOLANIC RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Accounting Policies (Continued)

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The only significant estimate made by management is the determination of the allowance for doubtful accounts.

3. Related Parties

         On October 1, 1980, Northwest transferred two of its fly ash contracts to St. Helens. In return, St. Helens issued to Northwest nonvoting common stock with a par value of $700,000. The related fly ash contracts have an unamortized carrying value at December 31, 1997 of approximately $143,000. Since Northwest had no cost basis in the contracts and is not assured of realization of the gain on this transaction, no gain on the transfer has been recognized.

         The above fly ash contracts are being amortized on a straight-line basis over the lives of the contracts.

4. Commitments and Contingencies

         The Company has entered into operating leases for office space, storage facilities, and rail cars through 2002. Aggregate minimum lease payments required over the lives of the leases are as follows:

1998 ...............................................                  $  720,000
1999 ...............................................                     660,000
2000 ...............................................                     290,000
2001 ...............................................                     180,000
2002 ...............................................                      60,000
                                                                      ----------


                                                                      $1,910,000
                                                                      ==========


         Rental expense under operating leases was approximately $560,000 and $210,00 in 1997 and 1996, respectively.

         The Company's contracts with its suppliers require the Company to make minimum purchases of fly ash over ensuing years as follows:

1998 ...................................................              $  730,000
1999 ...................................................                 730,000
2000 ...................................................                 730,000
2001 ...................................................                 730,000
2002 ...................................................                 730,000
2003 and thereafter ....................................                  15,000
                                                                      ----------


                                                                      $3,665,000
                                                                      ==========


         Fly ash  purchases  under  supplier  contracts  with  minimum  purchase
requirements   amounted  to  $1,010,000   and   $1,915,000  in  1997  and  1996,
respectively.

                   POZZOLANIC RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Commitments and Contingencies (Continued)

         The supplier contracts provide for adjustment of the minimum purchase prices based on changes in the specific price of Portland cement.

5. Credit Agreement

         Resources entered into a credit agreement with a bank that expires June 30, 1998. The agreement provides for borrowings of up to $2,500,000. Borrowings under the agreement are secured by accounts receivable and inventories and require monthly payments of interest at the lending bank's prime rate. There were no borrowings outstanding under this agreement at December 31, 1997.

6. Capital Stock

         Holders of Class A voting common stock are not entitled to receive dividends. The holders of Class C nonvoting preferred stock and Class D nonvoting preferred stock shall be entitled to dividends only when declared by the Board of Directors with the unanimous approval of voting stockholders.

7. Impact of the Year 2000 (Unaudited)

         The Company has completed an assessment of its computer programs and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is not expected to be significant. The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

8. Subsequent Event

         On March 4, 1998, all of the Company's outstanding stock was purchased by an unrelated third party.

                         Report of Independent Auditors

The Board of Directors and Shareholders Michigan Ash Sales Company (d.b.a. U.S. Ash Company), U.S. Stabilization, Inc. and Flo Fil Company, Inc.

We have audited the accompanying combined balance sheets of Michigan Ash Sales Company (d.b.a. U.S. Ash Company), U.S. Stabilization, Inc., and Flo Fil Company, Inc. (the "Companies") as of April 21, 1998 and December 31, 1997, and the related combined statements of income and retained earnings and cash flows for the period from January 1 to April 21, 1998 and for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Michigan Ash Sales Company (d.b.a. U.S. Ash Company), U.S. Stabilization, Inc., and Flo Fil Company, Inc. at April 21, 1998 and December 31, 1997, and the combined results of their operations and their cash flows for the period from January 1 to April 21, 1998 and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                     Ernst & Young LLP

Salt Lake City, Utah
December 18, 1998

              Michigan Ash Sales Company (d.b.a. U.S. Ash Company)
                            and Affiliated Companies

                             Combined Balance Sheets


                                                        April 21     December 31
                                                           1998          1997
                                                   --------------- -------------
Assets
Current assets:
     Cash and cash equivalents .....................  $   408,363   $ 3,136,041
     Accounts receivable (net of allowance for
       doubtful accounts of $15,114 in 1998 and
       $34,458 in 1997) ............................    2,005,693     1,713,409
     Other receivables .............................       51,101        51,901
     Inventories ...................................       29,316        21,875
     Deferred income tax ...........................        5,928        42,116
                                                      -----------   -----------
Total current assets ...............................    2,500,401     4,965,342

Property, plant, and equipment
     Buildings .....................................      579,788       578,788
     Plant equipment ...............................      207,334       207,334
     Vehicles ......................................      158,474       138,124
                                                      -----------   -----------
                                                          945,596       924,246
     Accumulated depreciation ......................     (594,515)     (567,369)
                                                      -----------   -----------
                                                          351,081       356,877



                                                      ===========   ===========
Total assets .......................................  $ 2,851,482   $ 5,322,219
                                                      ===========   ===========

              Michigan Ash Sales Company (d.b.a. U.S. Ash Company)
                            and Affiliated Companies

                       Combined Balance Sheets (continued)


                                                          April 21   December 31
                                                            1998         1997
                                                    --------------- ------------
Liabilities and shareholder's equity
 Current liabilities:
     Trade accounts payable ..........................   $  932,417   $  347,177
     Accrued expenses ................................       32,935      592,309
     Payables to affiliates ..........................      386,401    1,942,590
     Current income tax payable ......................      155,251      217,005
                                                         ----------   ----------
Total current liabilities ............................    1,507,004    3,099,081

Deferred income tax ..................................       60,805       55,512

Commitments and contingencies

Shareholder's equity:
     Common stock
         Michigan Ash Sales Company, $1 par value;
             50,000 shares authorized;
             1,000 shares issued and outstanding .....        1,000        1,000
         U.S. Stabilization, Inc., $1 par value;
             50,000 shares authorized;
             1,000 shares issued and outstanding .....        1,000        1,000
         Flo Fil Company, Inc., $1 par value;
             50,000 shares authorized;
             1,000 shares issued and outstanding .....        1,000        1,000
     Retained earnings ...............................    1,280,673    2,164,626
                                                                      ----------
                                                                      ----------
Total shareholder's equity ...........................    1,283,673    2,167,626

                                                         ==========   ==========
Total liabilities and shareholder's equity ...........   $2,851,482   $5,322,219
                                                         ==========   ==========


See accompanying notes.

              Michigan Ash Sales Company (d.b.a. U.S. Ash Company)
                            and Affiliated Companies

               Combined Statements of Income and Retained Earnings


                                      Period from
                                      January 1 to                  Year ended
                                       April 21                     December 31
                                        1998             1997           1996
                                 ------------------ -------------- -------------

Revenues:
     Materials and services sold ...  $  3,323,405   $ 11,216,477   $ 7,535,232
     Commissions ...................       219,827        495,691
                                                     ------------   -----------
                                                                    -----------
Total revenues .....................     3,323,405     11,436,304     8,030,923

Costs and expenses:
     Cost of materials and
       services sold ...............     2,745,932     10,006,618     6,298,862
     Selling, general and
       administrative ..............     1,147,377      1,469,009     1,039,363
                                      ------------   ------------   -----------
                                         3,893,309     11,475,627     7,338,225
                                                     ------------   -----------
                                                                    -----------
                                          (569,904)       (39,323)      692,698
Interest income ....................        19,902         92,403        45,403
Other income .......................        17,452         77,330         4,068
                                      ------------   ------------   -----------
Income (loss) before income taxes ..      (532,550)       130,410       742,169

Income taxes
    Current ........................       (40,078)        44,570       299,712
    Deferred .......................        41,481          4,833       (34,268)
                                      ------------   ------------   -----------
                                             1,403         49,403       265,444
                                      ------------   ------------   -----------
Net income (loss) ..................      (533,953)        81,007       476,725

Shareholder distribution ...........      (350,000)      (108,367)
Retained earnings at
   beginning of year ...............     2,164,626      2,083,619     1,715,261
                                                                    -----------
                                      ============   ============   ===========
Retained earnings at
   end of year .....................  $  1,280,673   $  2,164,626   $ 2,083,619
                                      ============   ============   ===========


   See accompanying notes.

              Michigan Ash Sales Company (d.b.a. U.S. Ash Company)
                            and Affiliated Companies

                        Combined Statements of Cash Flows


                                             Period from
                                             January 1 to             Year ended
                                               April 21              December 31
                                                1998           1997        1996
                                             -----------------------------------
Operating activities
Net income (loss) .......................  $  (533,953)  $    81,007   $ 476,725
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation .......................       27,146        63,073      46,025
     Deferred income taxes ..............       41,481         4,833    (34,268)
     Changes in operating assets and
       liabilities:
         Accounts receivable ............     (291,484)     (597,925)  (173,391)
         Inventories ....................       (7,441)        2,765     (2,778)
         Trade accounts payable and
           payables to affiliates .......     (970,949)      701,312   (184,845)
         Income taxes payable ...........      (61,754)      (35,621)    243,060
         Accrued expenses ...............     (559,374)      267,956      37,018
                                                                      ----------
Net cash (used in) provided by
   operating activities .................   (2,356,328)      487,400     407,546

Investing activities
Purchases of property, plant
   and equipment ........................      (21,350)     (116,818)
Proceeds from disposal of property, plant
    and equipment .......................       29,457
                                               -----------  ----------- -------

Net cash used in investing activities ...      (21,350)      (87,361)

Financing activities
Shareholder distribution ................     (350,000)      (75,000)
                                             -----------    ----------- --------
Net increase (decrease) in cash and
    cash equivalents ....................   (2,727,678)      400,039     332,546
Cash and cash equivalents at
   beginning of period ..................    3,136,041     2,736,002   2,403,456
                                                                      ----------
                                                                      ==========
Cash and cash equivalents at
   end of period ........................  $   408,363   $ 3,136,041 $ 2,736,002
                                                                     ===========

Cash paid during the period
   for income taxes .....................  $    21,677   $    80,191  $   56,652

See accompanying notes.

              Michigan Ash Sales Company (d.b.a. U.S. Ash Company)
                            and Affiliated Companies

                     Notes to Combined Financial Statements

                                 April 21, 1998


1.  Description of the Business and Significant Accounting Policies

The accompanying combined financial statements include the accounts of Michigan Ash Sales Company, U.S. Stabilization, Inc. and Flo Fil Company, Inc. (the Companies). All three companies are wholly-owned by an individual shareholder and have common management. Significant intercompany accounts and transactions have been eliminated in combination. The operations of the Companies are summarized below:

         Michigan Ash Sales Company (d.b.a. U.S. Ash Company) - A Michigan corporation involved primarily in the business of marketing, transporting and disposing of fly ash and other coal byproducts generated by utilities, primarily in the states of Michigan, Indiana and Ohio. Customers of the company consist of concrete manufacturers, cement manufacturers, construction contractors, and other affiliated companies.

         U.S. Stabilization, Inc. - A Michigan corporation in the business of mixing fly ash with steel company waste byproducts to comply with landfill disposal regulations for a steel company in Indiana.

         Flo Fil Company, Inc. - A Michigan corporation involved primarily in the business of mixing and selling a low-cost fly ash based concrete product for use in applications with lower-grade product requirements.

On March 25, 1998, an agreement was signed to sell all the outstanding stock of the Companies to an unrelated third party effective April 21, 1998.

Revenue Recognition

Revenues are recognized when materials or services are provided to customers.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturities of three-months or less when purchased.

              Michigan Ash Sales Company (d.b.a. U.S. Ash Company)
                            and Affiliated Companies

               Notes to Combined Financial Statements (continued)


1.  Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 10 years for vehicles, machinery and equipment and 40 years for buildings and improvements.

As required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management evaluates the carrying value of all long-lived assets to determine recoverability when indicators of impairment are present based generally on an analysis of undiscounted cash flows. Management believes no material impairment in the value of long-lived assets exists at April 21, 1998.

Income Taxes

The Companies account for income taxes, using the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes result primarily from temporary differences between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At April 21, 1998 and December 31, 1997, the carrying value of all the Companies' financial instruments (accounts receivable, accounts payable and accrued expenses) approximates fair value.

Inventories

Inventories consist of spare parts for equipment and are stated at cost.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Michigan Ash Sales Company (d.b.a. U.S. Ash Company)
                            and Affiliated Companies

               Notes to Combined Financial Statements (continued)


2.  Income Taxes

Reconciliation of income tax expense at the U.S. statutory rate to the Companies' tax expense follows:

                                                     Period from January
                                                        1 to April 21
                                                     Year ended December 31
                                                     1998       1997      1996

34% of income before income tax ................  $(181,067)  $ 44,339  $252,337

Add (deduct):
   Permanent differences .......................    175,970      2,954     2,391
   Earnings of combined affiliate not subject
       to taxation because of S Corporation
       status ..................................                           (629)
   State income taxes, net of federal benefit
                                                      6,500      2,110    11,345
                                                  $   1,403   $ 49,403  $265,444
                                                                        --------

The major components of the deferred tax assets and liabilities as of April 21, 1998 and December 31, 1997 are as follows:

                                                               1998       1997
                                                            --------------------
   Deferred Tax Assets:
   Bad debt reserves .....................................  $  5,928   $ 12,251
   Accruals not currently deductible for tax purposes ....    17,750
  Net operating loss carryforwards .......................    12,115
                                                             -------   --------
                                                               5,928     42,116

Deferred Tax Liabilities:
  Fixed asset basis differences ..........................    60,805     55,512
                                                            ========    ========
Net deferred tax liabilities .............................  $(54,877)  $(13,396)
                                                            ========    ========


              Michigan Ash Sales Company (d.b.a. U.S. Ash Company)
                            and Affiliated Companies

               Notes to Combined Financial Statements (continued)

3.  Related Party Transactions

The  following  table   summarizes   revenues  and  expenses   reported  in  the
accompanying  combined statements of income that were either received or accrued from, or paid or accrued to, the sole shareholder,  individuals  affiliated with the  sole  shareholder,  or  companies  owned  by or  affiliated  with  the sole shareholder:

                                                                     Period from
                                                                    January 1 to                Year ended
                                                 Nature of            April 21                  December 31
                  Related Party               Transaction             1998              1997             1996
         ------------------------------- ----------------------- ---------------- ------------------ --------------

         Commission revenues:
         Wirt Transportation, Inc.   Commissions on loads
                                     hauled by Wirt
                                     Transportation, Inc.     $     -           $    219,827        $  495,691


               Cost of materials and services sold:

      Wirt Transportation, Inc.    Trucking fees                                     2,489,134       1,868,055
                                                                   372,839
      Wirt Payroll Services and    Fees for leased
        JAD Payroll Services       employees
                                                                  1,353,651          1,485,181       1,080,769
      JD Ash Equipment Co.         Equipment  rental  and
                                     maintenance
                                     contract fees                 157,742           1,045,545         430,415
      Sand and Stone Co.           Purchases of materials                              253,116         148,199
      Wirt Trucking Co.            Equipment rental                                     79,479          79,479

                 Selling, general and administrative:

      Sand and Stone Co.           Building rental                19,501              93,000          93,000
      Bay Dock Company, Inc.       Building rental                                    67,200

Due to the related nature of these parties, the amounts received and paid may not have been the same if similar activities had been undertaken with unrelated parties. All leasing arrangements with related parties are cancelable.

Prior to January 2, 1997, U.S. Stabilization, Inc. was wholly-owned by the president of Michigan Ash Sales Company and U.S. Stabilization, Inc. In April 1996, the president received two distributions from U.S. Stabilization totaling $75,000. The remaining undistributed retained earnings of U.S. Stabilization, Inc. as of December 31, 1996 totaled $33,367 and was accrued as an additional distribution to the president on that date. The accrued distribution, plus accrued interest, is included in payables to affiliates in the accompanying combined balance sheet as of April 21, 1998 and December 31, 1997. On January 2, 1997, the president transferred all the outstanding shares of U.S. Stabilization, Inc. to the sole shareholder of Michigan Ash Sales Company and Flo Fil Company, Inc.

              Michigan Ash Sales Company (d.b.a. U.S. Ash Company)
                            and Affiliated Companies

               Notes to Combined Financial Statements (continued)


4.  Commitments and Contingencies

Michigan Ash Sales Company has a commitment to purchase equipment related to a contract with a supplier. Under this commitment, the company will purchase approximately $250,000 of equipment and the utility will provide a certain amount of ash at no cost. The equipment is necessary to fulfill the utility contract.

5.  Concentrations of Credit Risk

The Companies maintain their cash balances at two separate financial institutions located in Michigan. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 21, 1998 and December 31, 1997, the Companies' uninsured cash balances totaled $307,000 and $2,287,000 respectively.

Generally, the Companies do not require collateral or other security to support customer trade accounts receivable. The Companies' five largest customers accounted for approximately 25% of the revenues in 1998, 1997 and 1996. Customers of the Companies are primarily concentrated in the public utility industry. Customers are also concentrated in the states of Michigan, Illinois, Indiana, and Ohio. Historically, the Companies have not had significant uncollectable accounts.

6.  Impact Of The Year 2000 (Unaudited)

The Companies have not completed an assessment of their computer programs to determine if such programs will have to be modified or replaced so that the computer systems will function properly with respect to dates in the year 2000 and thereafter. However, because of the limited use of computers and software in the day to day operations of the Companies business, management does not believe that the Year 2000 Issue will pose significant operational problems.

attached hereto at pages F-1 through F-43.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

The Company's directors and executive officers, and their respective ages and positions with the Company, are set forth below in tabular form. Biographical information on each person is set forth following the tabular information. There are no family relationships between any of the Company's directors or executive officers. The Company's board of directors is currently comprised of five members, each of whom is elected for a term of one year. At December 31, 1998, the board had one unoccupied position. Executive officers are chosen by and serve at the discretion of the board of directors.


          Name                    Age        Position with Company

R Steve Creamer ..............    47 Chairman of the Board and Chief Executive
                                     Officer
Raul A. Deju .................    52 President and Chief Operating Officer,
                                     Assistant Secretary  and Director
J.I. Everest, II .............    42 Chief Financial Officer, Treasurer,
                                     and Assistant Secretary
Clinton W. Pike ..............    46 Executive Vice President
Danny L. Gray ................    43 Senior Vice President, Eastern Operations
Brett A. Hickman .............    36 Senior Vice President, General Counsel
                                     and Secretary
Grover C. Dobbins, Jr ........    50 Senior Vice President, Administration
                                     and Assistant Secretary
Joseph M. Silvestri ..........    37 Director
Richard M. Cashin, Jr ........    45 Director

R Steve Creamer. Mr. Creamer is the Chairman of the Board and Chief Executive Officer of the Company and ISG. Immediately prior to his employment with the Company, Mr. Creamer was CEO (from 1992 to 1997) and the founder of ECDC Environmental L.C., the largest rail-served industrial waste management facility in North America. Prior to that, Mr. Creamer served as CEO of Creamer & Noble, an engineering firm based in St. George, Utah. He earned a B.S. degree in Civil and Environmental Engineering from Utah State University in 1973. Mr. Creamer is a P.E.

Raul A. Deju. Dr. Deju is the President and Chief Operating Officer of the Company and ISG. Dr. Deju served as a Director of Rockwell Hanford Operations through 1981, Senior Vice President of International Technologies, Inc. through 1987 and Regional President of several subsidiaries of WMX Technologies, Inc. through 1995. Dr. Deju served as Chairman and CEO of DGL International through 1997, and retains an ownership position in DGL. Dr. Deju has been on the Board of Directors of various national and international WMX subsidiaries, Advanced Sciences, Inc. and Isadra, Inc. Dr. Deju is a member of both the Company and ISG Boards of Directors. Dr. Deju is an advisor to a committee of the U.S. Secretary of Commerce and has served on the U.S. Environmental Protection Agency Advisory Committee. Dr. Deju received a B.S. degree in Mathematics and Physics in 1966 and a Ph.D. degree in Engineering Geology in 1969 from the New Mexico Institute of Mining and Technology.

J.I. Everest, II. Mr. Everest is the Chief Financial Officer, Treasurer and Assistant Secretary of the Company and ISG. He is responsible for all financial functions of the Company. Immediately prior to his employment with the Company, he served as Vice President of Finance for ECDC Environmental, Inc. (from 1993 to 1997). From 1988 to 1993, Mr. Everest was Director of Financial Analysis/Treasury of USPCI, Inc. Mr. Everest earned an M.B.A. degree (Finance Concentration) in 1994 from the University of Texas at Austin and a B.B.A. degree from Southern Methodist University in 1979. Mr. Everest is a C.P.A.

Clinton W. Pike. Mr. Pike is the Executive Vice President of the Company. Since he began his service in 1990, Mr. Pike has served as Vice President of Business Development for the Company, establishing the Business and Product Development Program, and spearheading nontraditional business advancement and growth through acquisitions and the development of new markets. Prior to his service with the Company, he was Coordinator, Fuel and Ash Quality with Georgia Power Company, where he directed a total CCP management program. Mr. Pike earned a B.S.
degree in Biology (Chemistry minor) from Georgia Southwestern College in 1974.

Danny L. Gray. Mr. Gray is a Senior Vice President of the Company. From July 1994 until 1997, he served principally as President of KBK and also as Vice President of the Company. Prior to joining the Company, Mr. Gray was a Civil Engineer with American Electric Power in 1978 and was promoted to Senior Environmental Engineer, Environmental Department of that company in 1980. Mr. Gray earned a B.S. degree in Civil Engineering from Virginia Tech in 1977, graduating with honors.

Brett A. Hickman. Mr. Hickman is the Senior Vice President, General Counsel and Secretary of the Company. From December 1993 until February 1998, Mr. Hickman was General Counsel, Western Division of Laidlaw Environmental Services, Inc. Prior to that, Mr. Hickman was an attorney with Davis & Lavender in Columbia, South Carolina. Mr. Hickman earned a B.A. degree in Political Science from The Citadel in 1983 and a J.D. degree from the University of South Carolina in 1986.

 Grover C. Dobbins, Jr. Mr. Dobbins is the Senior Vice President, Administration of the Company. He joined the Company in 1989 as Manager of Project Development. He began work as Vice President, Corporate Services in January, 1991. From 1992 to 1995, Mr. Dobbins served as Director of Marketing. Effective January 1, 1996, he was appointed Vice President, Administration. Prior to his service with the Company, he was a Principal Engineer at Carolina Power and Light Company for 15 years. Mr. Dobbins earned a Master of Civil Engineering degree in 1972 and a B.S. degree in Civil Engineering in 1971 from North Carolina State University.

Joseph M. Silvestri. Mr. Silvestri has been a director of the Company since its acquisition by ISG. Mr. Silvestri has been employed by CVC since 1990 and has served as a Vice President there since 1995. Mr. Silvestri is a director of International Media Group, Polyfibron Technologies, Frozen Specialties, Glenoit Mills, Euramax and Triumph Group.

Richard M. Cashin, Jr. Mr. Cashin was appointed a director of the Company in March 1998. Mr. Cashin has been employed by CVC since 1980, and has been President since 1994. Mr. Cashin is a director of Levitz Furniture Incorporated, Lifestyle Furnishings International, Euramax and Titan Wheel International.


Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder, require the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers Automated Quotations System and to furnish the Company with copies thereof. None of the Company's executive officers and directors and ten percent owners own any shares in the Company. Accordingly, no such reports have been, or need to be, filed.


Item 11.      Executive Compensation

The following table shows the compensation paid by the Company to its current Chairman and Chief Executive Officer, and the Company's other most highly paid executive officers.



                                            Summary Compensation Table

                                                Annual Compensation

       Name and Principal Position(1)                        Fiscal Year      Salary (2)      Bonus        Other Annual
       ------------------------------                        -----------      ----------      -----
                                                                                                              Compensation (3)

       R Steve Creamer (4)                                             1998       $193,747     $130,000              $5,150
       Chairman, Chief Executive Officer
                                                                       1997         24,231            0                   0

       Clinton W. Pike                                                 1998        160,461      191,700             106,886
       Executive Vice President
                                                                       1997        149,255      119,492               4,374

       Raul A. Deju (4)                                                1998        182,869      121,338              5,150
       President and Chief Operating Officer
                                                                       1997         23,710            0                  0

       William H. Gehrmann                                             1998        129,065      162,407              5,882
       Vice President
                                                                       1997        102,000       30,862              5,000

       J.I. Everest, II (4)                                            1998        145,934      108,337              8,092
       Treasurer and Chief Financial Officer
                                                                       1997         28,647            0                  0

-----------

(1)      Positions indicated were as of December 31, 1998.

(2) Includes amounts, if any, deferred by the named individual for the period in question pursuant to Section 401(k) of the Internal Revenue Code under the Company's 401(k) Savings Plan (the "401(k) Plan").

(3) Amounts shown under Other Annual Compensation include amounts paid by the Company as matching and/or profit sharing contributions to the 401(k) Plan, but do not include perquisites and other personal benefits provided to each of the named executives, the aggregate value of which did not exceed the lesser of $50,000 or 10% of any such named executive's annual salary and bonus.

(4) Mr. Creamer, Mr. Deju and Mr. Everest have been employed with the Company since October 14, 1997, and the 1997 salary reflects the two and a half months they worked for the Company in 1997.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

The Company is wholly owned by ISG. The following table sets forth the number of shares of ISG's common stock beneficially owned as of January 29, 1999, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each director and director nominee, (iii) by each of the Company's named executive officers, and (iv) by all directors, director nominees and executive officers, as a group, as reported by each such person.


                                                                                Beneficial Ownership of    Beneficial Ownership of
                                                                                      Common Stock             Preferred Stock
Name and Address of Beneficial Owner                                             Number of                  Number of
                                                                                   Shares       Percent       Shares       Percent

Citicorp Venture Capital, Ltd. (1)..........................................          187,425        37.9         26,813        38.3
R Steve Creamer (2)(3)......................................................          150,266        30.4         25,351        36.2
J.I. Everest, II (3)........................................................           49,467        10.0          6,925         9.9
CCT Partners IV, LP (4).....................................................           33,075         6.7          4,732         6.8
Richard M. Cashin, Jr.......................................................            7,840         1.6          1,122         1.6
Raul A. Deju ...............................................................           45,317         9.2          2,023         2.9
Joseph M. Silvestri.........................................................              980         0.2            140         0.2
Brett A. Hickman............................................................           4,950          1.0           700          1.0
Clinton W. Pike (5).........................................................             -
Danny L. Gray (5)...........................................................             -
All directors and executive officers as a group
(8 persons) (2)(3)(5).......................................................          258,820        52.4         36,261        51.8


-----------

(1) The address of Citicorp Venture Capital, Ltd. is: 399 Park Avenue, 14th Floor, New York, NY 10043.

(2) Includes 112,700 shares owned by Mr. Creamer's adult son and three minor children.

(3) Messrs. Creamer and Everest beneficially own shares in ISG through RACT, Inc., a Utah corporation ("RACT"), which directly owns shares in ISG. The business address of RACT is: 136 East South Temple, Suite 1300, Salt Lake City, Utah 84111.

(4) The address of CCT Partners IV, LP is the same as that of Citicorp Venture Capital, Ltd.

(5)      Messrs.  Pike and Gray,  pursuant to their employment  contracts,  have each been granted an economic interest in one percent of all outstanding shares of the Company's stock as of the date of their
         respective   employment   agreements.    See   "Management   Employment
         Agreements."

Item 13.      Certain Relationships and Related Transactions

None.


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits.

   Exhibits

          *3.1 Articles of Incorporation of JTM Industries, Inc.
          *3.1a Articles of Amendment of Articles of Incorporation of JTM Industries, Inc.
          *3.2 By Laws of JTM Industries, Inc.
          *3.3 Articles of Incorporation of KBK Enterprises, Inc.
          *3.4 By Laws of KBK Enterprises, Inc.
          *3.5 Articles of Incorporation of Pozzolanic Resources, Inc.
          *3.6 By Laws of Pozzolanic Resources, Inc.
          *3.7 Articles of Incorporation of Power Plant Aggregates of Iowa, Inc. *3.8 By Laws of Power Plant Aggregates of Iowa, Inc.
          *3.9 Articles of Incorporation of Michigan Ash Sales Company, d.b.a. U.S. Ash Company.
         *3.10 By Laws of Michigan Ash Sales Company, d.b.a. U.S. Ash Company. *3.11 Articles of Incorporation of Flo Fil Co., Inc.
         *3.12 By Laws of Flo Fil Co., Inc.
         *3.13 Articles of Incorporation of U.S. Stabilization, Inc.
         *3.14 By Laws of U.S. Stabilization, Inc.
         *3.15 Articles of Incorporation of Fly Ash Products, Inc.
         *3.16 By Laws of Fly Ash Products, Inc.
          *4.1 Indenture,  dated  as  of  April  22,  1998,  by  and  among  JTM
               Industries,   Inc.,  the  Subsidiary  Guarantors  and  U.S.  Bank
               National Association, as Trustee.
          *5.1 Opinion  and  consent  of Morgan,  Lewis & Bockius  LLP as to the legality of the securities being registered.
          *10.1Purchase  Agreement  dated as of April 17,  1998 by and among JTM
               Industries, Inc., the Subsidiary Guarantors and NationsBanc Montgomery Securities LLC and CIBC Oppenheimer Corp.
         *10.2 Registration  Rights Agreement dated as of April 22, 1998, by and
               among  JTM  Industries,   Inc.,  the  Subsidiary  Guarantors  and
               NationsBanc Montgomery Securities LLC and CIBC Oppenheimer Corp. *10.3 Purchase Agreement dated as of February 27, 1998 by and among
               JTM Industries, Inc., Pozzolanic Resources, Inc. and Gerald Peabody, Penelope Peabody and Kokan Company Limited.

          *10.4 Stock Purchase  Agreement  from Power Plant  Aggregates of Iowa,
                Inc.
          *10.5 Purchase  Agreement   dated  as  of  March  1998   between   JTM
                Industries, Inc. and Jack Wirt
          *10.6 Purchase  Agreement  dated  as of March  27, 1998,  between  JTM
                Industries, Inc., Donald A. Thomas, Phyllis S. Thomas and Donald
                W. Birge.
         *10.7 Secured Credit Facility dated March 4, 1998 among JTM Industries,
               Inc. and a syndicate of banks with NationsBank, N.A., as administrative agent, and Canadian Imperial Bank of Commerce, as documentation agent.
          *10.8First Amendment dated as of May 29, 1998 to the Credit  Agreement dated March 4, 1998 among JTM Industries, Inc. and a syndicate of banks with NationsBank, N.A. as administrative agent, and Canadian Imperial Bank of Commerce, as documentation agent.
        **12.1 Statement re Computation of Ratio of Earnings to Fixed Charges.
         *21.1 Subsidiaries of JTM Industries, Inc.
           *24 Powers of Attorney
          *25.1Statement of  Eligibility of U.S. Bank National  Association,  as
               Trustee, on Form T-1.
        **27.1 Financial Data Schedule
         *99.1 Form of Letter of Transmittal  respecting the exchange of the 10%
               Senior Subordinated Notes due 2008 which have been registered under the United States Securities Act of 1933 for 10% Senior Subordinated Notes due 2008.
         *99.2 Form of Notice of Guaranteed Delivery.


-----------

*        Previously Filed.

**       Filed herewith.


(b)  Reports on Form 8-K.

None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ISG Resources, Inc.
                                            (Registrant)

Date:  March 31, 1999                By:/s/R. Steve Creamer
                                   R Steve Creamer, Chairman and Chief Executive

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                          Date


/s/R. Steve Creamer                   Chairman and                March 31, 1999
---------------------------          Chief Executive Officer
    R Steve Creamer

/s/Raul A. Deju                       President,                  March 31, 1999
---------------------------           Chief Operating Officer
    Raul A. Deju                      Assistant Secretary and Director

 /s/J.I. Everest, II                  Chief Financial Officer,    March 31, 1999
---------------------------           Treasurer and
    J.I. Everest, II                  Assistant Secretary

/s/Joseph M. Silvestri                 Director                   March 31, 1999
---------------------------
    Joseph M. Silvestri

                                      Director                    March 31, 1999
    Richard M. Cashin