Form 10-Q
period 1999-03-31
ISG RESOURCES INC
filed 1999-05-17
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999
                              ___________________

                                       or

[   ]    TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from  _________ to ___________

Commission File Number:         _________



                              ISG Resources, Inc.
                              -------------------
             (Exact name of registrant as specified in its charter)


             Utah                                                 87-0619697
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


          136 East South Temple, Suite 1300, Salt Lake City, Utah 84111
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 236-9700
                          -------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) [ X ] Yes [ ] No, and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No.


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1999:


 Classes of Common Stock                            Number of shares outstanding
--------------------------                          ----------------------------
Common Stock, $1 par value                                       100

                               ISG Resources, Inc.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements                                               Page

         Unaudited Condensed Consolidated Balance Sheets --
         March 31, 1999 and December 31, 1998................................. 1

         Unaudited Condensed Consolidated Statements of Operations --
         Three months ended March 31, 1999 and 1998 ...........................2

         Unaudited Condensed Consolidated Statements of Cash Flows --
         Three months ended March 31, 1999 and 1998 ...........................3

         Notes to Unaudited Condensed Consolidated Financial Statements .......4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ........................6

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K .....................................9


                                               ISG Resources, Inc. and Subsidiaries
                                         Unaudited Condensed Consolidated Balance Sheets

                                                                          March 31,             December 31,
                                                                             1999                   1998
Assets
Current assets:
   Cash and cash equivalents                                          $        295,503
                                                                                               $
                                                                                                             -
   Accounts receivable:
       Trade, net of allowance for doubtful accounts of
          $196,000 and $170,000, respectively                               18,459,421                14,975,729
       Retainage                                                               417,465                   660,609
       Other                                                                   459,470                   296,966
   Deferred tax asset                                                          198,766                   251,355
   Inventory                                                                 2,653,974                   387,258
   Other current assets                                                        611,338                   645,969
Total current assets                                                        23,095,937                17,217,886

Property, plant and equipment, net of accumulated depreciation of
   $4,688,074 and $3,562,086,
   respectively                                                             31,736,222                28,139,108
Intangible assets, net                                                     152,131,607               140,835,640
Other assets                                                                 5,333,654                 5,539,102
Total assets                                                          $    212,297,420         $     191,731,736
-------------------------------------------------------------------=================================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                   $      7,039,185         $       4,066,487
   Accrued liabilities:
      Payroll                                                                2,192,083                 1,801,657
      Interest                                                               4,670,495                 2,106,054
      Other                                                                  1,694,001                 1,534,971
   Income taxes payable                                                        481,542                   422,963
   Other current liabilities                                                   760,427                   500,000
                                                                     -----------------------------------------------
Total current liabilities                                                   16,837,733                10,432,132

Long-term debt                                                             126,500,000               110,000,000
Deferred tax liability                                                      41,069,105                41,286,434
Other liabilities                                                            2,209,989                 2,488,954

Shareholders' equity:
   Common stock, par value $1 per share; 100 shares authorized,
     issued and outstanding                                                        100                       100
   Additional paid-in capital                                               24,999,950                24,999,950
   Retained earnings                                                           680,543                 2,524,166
                                                                     -----------------------------------------------
Total shareholders' equity                                                  25,680,593                27,524,216
                                                                     -----------------------------------------------
Total liabilities and shareholders' equity                            $    212,297,420         $     191,731,736
                                                                     ===============================================
See accompanying notes.


                                                 ISG Resources, Inc. and Subsidiaries
                                       Unaudited Condensed Consolidated Statements of Operations


                                                                       Three Months Ended
                                                                            March 31,
                                                              ------------------------------------------
                                                                      1999              1998
                                                              ------------------------------------------
Revenues:
   Product revenues                                             $     21,383,560      $     8,911,965
   Service revenues                                                    8,052,932            6,482,555
                                                              ------------------------------------------
                                                                      29,436,492           15,394,520

Costs and expenses:
   Cost of product revenues, excluding depreciation                   15,157,523            6,687,720
   Cost of service revenues, excluding depreciation                    5,927,801            5,186,044
   Depreciation and amortization                                       3,068,236            1,185,872
   Selling, general and administrative expenses                        4,994,491            1,651,099
                                                              ------------------------------------------
                                                                      29,148,051           14,710,735
                                                              ------------------------------------------
Operating income                                                         288,441              683,785

Interest income                                                            9,631               52,104
Interest expense                                                      (3,187,911)            (976,304)
Other income                                                              13,446                1,122
                                                              ------------------------------------------
Loss before income taxes                                              (2,876,393)            (239,293)
Income tax benefit (expense)                                           1,032,770              (11,675)

                                                              ==========================================
Net loss                                                        $     (1,843,623)     $      (250,968)
                                                              ==========================================



See accompanying notes.

                                                 ISG Resources, Inc. and Subsidiaries
                                       Unaudited Condensed Consolidated Statements of Cash Flows


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                               1999             1998

Operating activities
Net loss                                                                 $   (1,843,623)    $   (250,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                            3,068,236        1,185,872
     Amortization of debt issuance costs                                        162,261           12,987
     Gain on disposal of fixed assets                                            (1,950)               -
     Deferred income taxes                                                     (164,740)        (368,379)
     Changes in operating assets and liabilities:
         Receivables                                                         (1,867,866)      (1,110,197)
         Inventory                                                             (961,247)          28,510
         Other current and non-current assets                                   130,167          104,109
         Accounts payable and accrued expenses                                4,451,273          501,226
         Other current and non-current liabilities                           (2,488,336)         488,478
Net cash provided by operating activities                                       484,175          591,638

Investing activities
Purchases of property, plant and equipment                                   (2,926,501)        (536,080)
Proceeds on sale of property, plant and equipment                                     -          118,896
Acquisitions of businesses, net of cash acquired                            (13,077,884)     (43,691,366)
Purchase of intangible assets                                                  (684,287)               -
Acquisition costs incurred on future acquisitions                                     -         (119,754)
Net cash used in investing activities                                       (16,688,672)     (44,228,304)

Financing activities
Proceeds from long-term debt                                                 26,500,000       42,000,000
Payments on long-term debt                                                  (10,000,000)               -
Debt issuance costs incurred                                                          -       (1,027,854)
Net cash provided by financing activities                                    16,500,000       40,972,146

Net increase (decrease) in cash and cash equivalents                            295,503       (2,664,520
Cash and cash equivalents at beginning of period                                      -        3,068,980
Cash and cash equivalents at end of period                               $      295,503     $    404,460
                                                                         ====================================

Cash paid for interest                                                   $      461,493     $     57,164
                                                                         ====================================
Cash paid (received) for income taxes                                    $     (923,445)    $    465,707
-------------------------------------------------------------------------====================================
See accompanying notes.

                               ISG RESOURCES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

Effective January 1, 1999, ISG Resources, Inc. (the "Company") and its wholly owned subsidiaries Pozzolanic Resources, Inc., Power Plant Aggregates of Iowa, Inc., Michigan Ash Sales Company, d.b.a. U.S. Ash Company ("U.S. Ash"), U.S Stabilization, Inc., Flo Fil Co., Inc., Fly Ash Products, Inc. and KBK Enterprises, Inc. merged with and into ISG Resources, Inc., a newly formed Utah corporation. Prior to the merger, ISG Resources, Inc. had no assets and was a wholly owned subsidiary of Industrial Services Group. Pneumatic Trucking, Inc. ("Pneumatic"), a wholly owned subsidiary of U.S. Ash, was not merged into the new Utah corporation. Consequently, Pneumatic is now a wholly owned subsidiary of ISG Resources, Inc.

On January 7, 1999, the Company completed the acquisition of all outstanding stock of Best Masonry and Tool Supply ("Best"). The consideration paid consisted of approximately $13,300,000 in cash. Additionally, the Company paid off outstanding debt of Best approximating $2,400,000. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Best have been included in the consolidated financial statements since January 7, 1999.

These financial statements reflect the consolidated financial position and results of operations of the Company, and its wholly owned subsidiaries, Pneumatic and Best, as of and for the quarter ended March 31, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole.

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

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Form 10-K for the fiscal year ended December 31, 1998.

The consolidated balance sheet at December 31, 1998 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain amounts have been reclassified to conform to the March 31, 1999 presentation.

2.    Inventory

Inventory is valued at lower of cost (computed on the average, first-in, first-out or last-in, first-out method), or net realizable value. Inventories consist of:

                                         March 31,             December 31,
                                            1999                   1998
                                     -------------------------------------------
         Raw Materials                 $     180,000         $           -
         Finished Goods                    2,473,974               387,258
                                     -------------------------------------------
                                       $   2,653,974         $     387,258
                                     ===========================================

3.   Intangible Assets

Intangible assets consist of the following:

                                               March 31,         December 31,
                                                1999                1998
                                         ---------------------------------------
         Goodwill                         $   56,713,361      $   44,018,454
         Contracts                            98,201,947          97,960,644
         Patents and licenses                  2,771,584           2,471,584
         Assembled work force                  2,700,233           2,700,233
                                         ---------------------------------------
                                             160,387,125         147,150,915
         Less accumulated amortization        (8,255,518)         (6,315,275)
                                         ---------------------------------------
                                          $  152,131,607      $  140,835,640
                                         =======================================

Amortization is provided over the estimated period of benefit, using the straight-line method, ranging from 8 to 25 years.

4.   Long-term Debt

Long-term debt consists of the following:

                                              March 31,          December 31,
                                                1999                1998
                                         ---------------------------------------
     10% Senior Subordinated Notes
           due 2008                       $  100,000,000      $  100,000,000
     Secured Credit Facility                  26,500,000          10,000,000
                                         ---------------------------------------
                                          $  126,500,000      $  110,000,000
                                         =======================================

At March 31, 1999, $8,500,000 was unused and available under the Secured Credit Facility. On April 30, 1999, the Secured Credit Facility was increased from $35,000,000 to $50,000,000.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The  following  discussion  and analysis of financial  condition  and results of
operations   should  be  read  in  conjunction  with  the  Unaudited   Condensed
Consolidated Financial Statements and Notes thereto included elsewhere herein.


GENERAL

ISG Resources, Inc. (the "Company") is the leading manager and marketer of coal combustion products ("CCPs") throughout North America. The Company generates revenues from marketing products to its customers and providing materials management, engineering and construction services to its clients. The Company's strategic objectives include the maintenance and expansion of long-term contractual relationships, the increase in product sales and applications through cross-marketing and further technological advances and the pursuit of strategic acquisitions.

On January 7, 1999, the Company acquired all of the outstanding stock of Best Masonry and Tool Supply ("Best") for approximately $13,300,000 and paid off outstanding debt of Best approximating $2,400,000. Best is engaged in the retail and wholesale distribution of masonry construction materials to residential and commercial contractors from its Texas and Georgia locations. Best also produces its own brand named formulas of manufactured masonry products. With the acquisition of Best, the Company is expanding its activities to the manufacture and retail sale of products that include CCPs as raw materials and, thus, increasing the demand and usage of CCPs in various building products industries.

During 1998, the Company completed the acquisitions of several CCP companies, as discussed in Form 10-K for the year ended December 31, 1998. These acquisitions, as well as the acquisition of Best (collectively, the "Acquisitions") were accounted for under the purchase method of accounting and, accordingly, the results of operations of the respective companies have been included in the consolidated financial statements since the respective acquisition dates. Accordingly, the financial condition and results of operations of the Company after the Acquisitions is not directly comparable to the historical financial condition or results of operations.

The Company's revenues are subject to a pattern of seasonal fluctuation, concurrent with the construction industry. Because the Company's products are used as raw materials in other products, the amount of revenue generated during the year generally depends upon a number of factors, including the level of road and other construction using concrete, weather conditions affecting the level of construction, general economic conditions, and other factors beyond the Company's control.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

Revenues. Revenues were $29.4 million in the first quarter of 1999, representing an increase of $14.0 million or 90.9%, as compared to revenues of $15.4 million in the first quarter of 1998. Product revenues increased to $21.4 million in the first quarter of 1999 from $8.9 million in the first quarter of 1998, representing an increase of $12.5 million or 140.5%. Service revenues increased to $8.1 million in the first quarter of 1999 from $6.5 million in the first quarter of 1998, representing an increase of $1.6 million or 24.6%. The increase in product revenues in the first quarter of 1999 is due primarily to the Acquisitions. The increase in service revenues reflects an increased emphasis in providing construction and other services.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $15.2 million in the first quarter of 1999, representing an increase of $8.5 million or 126.9% , as compared to cost of product revenues, excluding depreciation, of $6.7 million in the first quarter of 1998. This increase is due primarily to the inclusion of cost of product revenues of the Acquisitions since their respective dates of acquisition. As a percentage of product revenues, cost of product revenues excluding depreciation, decreased 4.0% in the first quarter of 1999 from 75.0% in the first quarter of 1998. This improvement in margin was primarily due to price increases.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation was $5.9 million in the first quarter of 1999, representing a increase of $0.7 million or 13.5%, as compared to cost of service revenues, excluding depreciation, of $5.2 million in the first quarter of 1998. This increase is due primarily to the increase in service revenues during the same time period. As a percentage of service revenues, excluding depreciation, cost of service revenues, excluding depreciation, decreased 6.0% in the first quarter of 1999 from 80.0% in the first quarter of 1998. This improvement in margin was primarily due to an increase in higher margin services, such as construction and engineering.

Depreciation and Amortization. Depreciation and amortization was $3.1 million in the first quarter of 1999, representing an increase of $1.9 million or 158.3%, as compared to depreciation and amortization of $1.2 million in the first quarter of 1998. This increase resulted primarily from the depreciation of fixed assets and amortization of goodwill and other intangible assets recorded as a result of the Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $5.0 million in the first quarter of 1999, representing an increase of $3.3 million or 194.1%, as compared to SG&A expenses of $1.7 million in the first quarter of 1998. This increase in SG&A expenses reflects incremental SG&A costs resulting from the operation of the Acquisitions as well as an increase in sales and marketing efforts.

Interest Expense. Interest expense increased to $3.2 million in the first quarter of 1999 from $1.0 million in the first quarter of 1998, primarily as a result of an increase in outstanding indebtedness.

Income Taxes. Income tax benefit was $1.0 million in the first quarter of 1999, representing a decrease of $1.0 million or 833.3%, as compared to income tax expense of $12,000 in the first quarter of 1998. This decrease reflects the decrease in taxable income in the first quarter of 1999, primarily resulting from increased interest expense.

Net Income. As a result of the factors discussed above, net loss increased to $1.8 million in the first quarter of 1999 from $0.3 million in the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company financed the Acquisitions through the issuance of $100.0 million of 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility. Operating and capital expenditures have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

At March 31, 1999, the Company had $295,503 in cash and cash equivalents and $8.5 million in availability under the Secured Credit Facility. On April 30, 1999, the Secured Credit Facility was increased from $35,000,000 to $50,000,000. In addition, the Company had working capital of approximately $6.3 million, a decrease of $0.5 million from December 31, 1998. The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During the three months ended March 31, 1999, capital expenditures amounted to approximately $2.9 million. Capital expenditures made in the ordinary course of business will be funded by cash flow from operations and borrowings under the Secured Credit Facility.

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

         The Company is currently working to resolve the potential impact of the Year 2000 issue on the processing of date-sensitive data by the Company's computerized information systems. Specifically, the Company has commenced installation of new accounting and financial software and anticipates that this process will be complete by the end of July, 1999. The Company is also acquiring and installing Year 2000 compliant software upgrades in all scales used in its operations. The Company is analyzing all other IT and non-IT systems to determine if any other modifications or upgrades are necessary to be Year 2000 compliant. The amount charged to expense during the three months ended March 31, 1999, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

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

                               ISG Resources, Inc.

                                  _____________


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

                  None


Item 2.  Changes in Securities and Use of Proceeds

                  None


Item 3.  Defaults upon Senior Securities

                  None


Item 4.  Submission of Matters to a Vote of Security Holders

                  None


Item 5.  Other Information

                  None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

            Item                                                         Exhibit
            No.                       Item Title                           No.
            ----     ------------------------------------------          -------

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

           (99)      Additional Exhibits:  Not Applicable



         (b)   Reports on Form 8-K

                   No Reports on Form 8-K were filed by Registrant during the three months ended March 31, 1999.


















                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 17, 1999                        ISG RESOURCES, INC.


                                               /s/
                                           -------------------------------------
                                           J. I. Everest, II
                                           Chief Financial Officer and Treasurer
                                           (As  both a duly  authorized  officer
                                           of the  Company  and as  principal
                                           financial officer of the Company)