Form 10-Q
period 1999-06-30
ISG RESOURCES INC
filed 1999-08-16
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.

                                       or

[   ]    TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE  ACT OF 1934  For the  transition  period  from  _________  to
         _____________.

Commission File Number: 333-56217.



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

                                 (801) 236-9700
               --------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) [ X ] Yes [ ] No, and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No.


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1999:



 Classes of Common Stock                            Number of shares outstanding
--------------------------                          ----------------------------
Common Stock, $1 par value                                        100

                               ISG Resources, Inc.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements                                               Page
         --------------------                                               ----
         Unaudited Condensed Consolidated Balance Sheets --
         June 30, 1999 and December 31, 1998 ..................................1

         Unaudited Condensed Consolidated Statements of Operations --
         Three months ended June 30, 1999 and 1998 and
         Six months ended June 30, 1999 and 1998 ..............................2

         Unaudited Condensed Consolidated Statements of Cash Flows --
         Six months ended June 30, 1999 and 1998 ..............................4

         Notes to Unaudited Condensed Consolidated Financial Statements .......5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ........................7

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1998.




                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ....................................11

                                       ISG Resources, Inc. and Subsidiaries
                                  Unaudited Condensed Consolidated Balance Sheets

                                                                           June 30,             December 31,
                                                                             1999                   1998
Assets
Current assets:
   Cash and cash equivalents                                            $           -            $            -
   Accounts receivable:
       Trade, net of allowance for doubtful accounts of
          $154,220 and $170,000, respectively                               25,725,886                14,975,729
       Retainage                                                               417,465                   660,609
       Other                                                                   765,642                   296,966
   Deferred tax asset                                                          227,990                   251,355
   Inventories                                                               2,730,662                   387,258
   Other current assets                                                      1,017,814                   645,969
Total current assets                                                        30,885,459                17,217,886

Property, plant and equipment, net of accumulated depreciation of
   $5,785,636 and $3,562,086, respectively                                  32,790,436                28,139,108
Intangible assets, net                                                     157,152,406               140,835,640
Other assets                                                                 5,487,246                 5,539,102
Total assets                                                            $  226,315,547           $   191,731,736
------------------------------------------------------------------------=================        ==================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                     $   11,251,542           $     4,066,487
   Accrued liabilities:
      Payroll                                                                3,155,419                 1,801,657
      Interest                                                               2,215,194                 2,106,054
      Other                                                                  2,508,510                 1,534,971
   Income taxes payable                                                      1,591,279                   422,963
   Other current liabilities                                                   688,359                   500,000
                                                                        -----------------        ------------------
Total current liabilities                                                   21,410,303                10,432,132

Long-term debt                                                             136,000,000               110,000,000
Deferred tax liability                                                      40,528,425                41,286,434
Other liabilities                                                            2,377,297                 2,488,954

Shareholders' equity:
   Common stock, par value $1 per share; 100 shares authorized,
     issued and outstanding                                                        100                       100
   Additional paid-in capital                                               24,999,950                24,999,950
   Retained earnings                                                           999,472                 2,524,166
                                                                        -----------------        ------------------
Total shareholders' equity                                                  25,999,522                27,524,216
                                                                        -----------------        ------------------
Total liabilities and shareholders' equity                              $  226,315,547           $   191,731,736
                                                                        =================        ==================
See accompanying notes.

                                       ISG Resources, Inc. and Subsidiaries
                             Unaudited Condensed Consolidated Statements of Operations


                                                                              Three Months
                                                                             Ended June 30,
                                                                 -----------------------------------------
                                                                        1999                 1998
                                                                 -----------------------------------------
Revenues:
   Product revenues                                              $    31,087,379      $    21,942,149
   Service revenues                                                    9,044,679            8,742,594
                                                                 -------------------  --------------------
                                                                      40,132,058           30,684,743

Costs and expenses:
   Cost of product revenues, excluding depreciation                   21,051,260           14,178,197
   Cost of service revenues, excluding depreciation                    6,329,610            6,204,357
   Depreciation and amortization                                       3,026,875            2,382,254
   Selling, general and administrative expenses                        4,987,001            3,178,821
   New product development                                               509,988                  -
                                                                 -------------------  --------------------
                                                                      35,904,734           25,943,629
                                                                 -------------------  --------------------
Operating income                                                       4,227,324            4,741,114

Interest income                                                           11,547               40,106
Interest expense                                                      (3,333,461)          (2,498,127)
Other income and expense                                                 (18,545)               1,598
                                                                 -------------------  --------------------
Income before income taxes                                               886,865            2,284,691
Income tax expense                                                      (567,936)          (1,184,695)
                                                                 -------------------  --------------------

Net income                                                       $       318,929      $     1,099,996
                                                                 ===================  ====================


See accompanying notes.

                                       ISG Resources, Inc. and Subsidiaries
                             Unaudited Condensed Consolidated Statements of Operations

                                                                                Six Months
                                                                              Ended June 30,
                                                                -----------------------------------------
                                                                      1999                   1998
                                                                 ----------------------------------------
Revenues:
   Product revenues                                              $    52,470,939      $    31,554,414
   Service revenues                                                   17,097,611           14,524,849
                                                                 -------------------  -------------------
                                                                      69,568,550           46,079,263

Costs and expenses:
   Cost of product revenues, excluding depreciation                   36,112,752           20,865,917
   Cost of service revenues, excluding depreciation                   12,219,151           11,390,401
   Depreciation and amortization                                       6,095,111            3,568,126
   Selling, general and administrative expenses                        9,782,872            4,829,920
   New product development                                               842,899                   -
                                                                 -------------------  -------------------
                                                                      65,052,785           40,654,364
                                                                 -------------------  -------------------
Operating income                                                       4,515,765            5,424,899

Interest income                                                           21,178               92,210
Interest expense                                                      (6,521,372)          (3,474,431)
Other income and expense                                                  (5,099)               2,720
                                                                 -------------------  -------------------
Income (loss) before income taxes                                     (1,989,528)           2,045,398
Income tax benefit (expense)                                             464,834           (1,196,370)

                                                                 -------------------  -------------------
Net income (loss)                                                $    (1,524,694)     $       849,028
                                                                 ===================  ===================

See accompanying notes.

                                       ISG Resources, Inc. and Subsidiaries
                             Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                     Six Months
                                                                                   Ended June 30,
                                                                               1999             1998
Operating activities
Net income (loss)                                                        $   (1,524,694)     $      849,028
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                            6,095,111           3,568,126
     Amortization of debt issuance costs                                        343,298             128,364
     Loss on sale of fixed assets                                                32,522                -
     Deferred income taxes                                                     (721,239)           (881,662)
     Changes in operating assets and liabilities:
         Receivables                                                         (8,766,192)         (5,372,583)
         Inventories                                                         (1,037,935)                -
         Other current and non-current assets                                  (276,873)            388,733
         Accounts payable                                                     5,734,197           1,767,483
         Accrued expenses                                                     2,040,439           1,822,854
         Other current and non-current liabilities                            1,118,673           1,659,809
Net cash provided by operating activities                                     3,037,307           3,930,152

Investing activities
Purchases of property, plant and equipment                                   (4,996,113)         (2,193,929)
Proceeds on sale of property, plant and equipment                                29,076             118,896
Acquisitions of businesses, net of cash acquired                            (22,750,012)        (77,666,940)
Purchase of intangible assets                                                  (985,109)                -
Net cash used in investing activities                                       (28,702,158)     $  (79,741,973)

Financing activities
Proceeds from long-term debt                                                 58,000,000         142,500,000
Payments on notes payable and long-term debt                                (32,000,000)        (63,500,000)
Debt issuance costs incurred                                                   (335,149)         (4,697,003)
Net cash provided by financing activities                                    25,664,851          74,302,997

Net decrease in cash and cash equivalents                                           -            (1,508,824)
Cash and cash equivalents at beginning of period                                    -             3,068,980
Cash and cash equivalents at end of period                               $          -        $    1,560,156
                                                                         ==================  ==================

Cash paid for interest                                                   $    6,068,934      $      609,798
                                                                         ==================  ==================
Cash paid (received) for income taxes                                    $   (1,000,000)     $      880,707
-------------------------------------------------------------------------==================  ==================
See accompanying notes.

                               ISG RESOURCES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

These financial statements reflect the consolidated financial position and results of operations of ISG Resources, Inc., (the "Company"), and its wholly owned subsidiaries, Pneumatic Trucking, Inc. ("Pneumatic") and Best Masonry and Tool Supply, Inc. ("Best"), as of and for the quarter and six months ended June 30, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

On May 27, 1999, the Company completed the acquisition of all outstanding stock of Mineral Specialties, Inc. The consideration paid consisted of approximately $1.3 million in cash. On June 1, 1999, the Company completed the acquisition of all outstanding stock of Irvine Fly Ash, Inc. The consideration paid consisted of approximately $6.0 million in cash. Both acquisitions were accounted for using the purchase method and, accordingly, the results of operations have been included in the consolidated financial statements since the respective acquisition dates. Subsequent to acquisition, Mineral Specialties, Inc. and Irvine Fly Ash, Inc. were dissolved and merged into the Company.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole.

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

The consolidated balance sheet at December 31, 1998 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain amounts have been reclassified to conform to the June 30, 1999 presentation.

2.    New Product Development Costs

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $661,000 and $406,000 for the six months and quarter ended June 30, 1999, respectively, were made for research and development activities covering basic scientific research and the application of scientific advances to the development of new and improved products and processes. Expenditures of $182,000 and $104,000 for the six months and quarter ended June 30, 1999, respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs as they are incurred.

3.    Inventories

Inventories are valued at lower of cost (computed on the average, first-in, first-out or last-in, first-out method), or net realizable value. Inventories consist of:

                                             June 30,            December 31,
                                              1999                  1998
                                       -------------------   -------------------
         Raw Materials                 $      144,486        $         -
         Finished Goods                     2,586,176              387,258
                                       -------------------   -------------------
                                       $    2,730,662        $     387,258
                                       ===================   ===================



4.   Intangible Assets

Intangible assets consist of the following:

                                                June 30,           December 31,
                                                 1999                 1998
                                          -----------------    -----------------
         Goodwill                         $     63,445,313     $     44,018,454
         Contracts                              98,402,924           97,960,644
         Patents and licenses                    2,787,431            2,471,584
         Assembled work force                    2,700,233            2,700,233
                                          -----------------    -----------------
                                               167,335,901          147,150,915
         Less accumulated amortization         (10,183,495)          (6,315,275)
                                          -----------------    -----------------
                                          $    157,152,406     $    140,835,640
                                          =================    =================

Amortization is provided over the estimated period of benefit, using the straight-line method, ranging from 8 to 25 years.


5.     Long-term Debt

Long-term debt consists of the following:

                                                      June 30,      December 31,
                                                       1999            1998
                                                   -------------   -------------
         10% Senior Subordinated Notes due 2008    $ 100,000,000   $ 100,000,000
         Secured Credit Facility                      36,000,000      10,000,000
                                                   -------------   -------------
                                                   $ 136,000,000   $ 110,000,000
                                                   =============   =============

On April 30, 1999, the Secured Credit Facility was increased from $35,000,000 to $50,000,000. At June 30, 1999, $14,000,000 was unused and available under the Secured Credit Facility


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

On January 7, 1999, the Company acquired all of the outstanding stock of Best Masonry and Tool Supply ("Best") for approximately $13.3 million and paid off outstanding debt of Best approximating $2.4 million. Best is engaged in the retail and wholesale distribution of masonry construction materials to residential and commercial contractors from its Texas and Georgia locations. Best also produces its own brand named formulas of manufactured masonry products. With the acquisition of Best, the Company is expanding its activities to the manufacture and retail sale of products that include CCPs as raw materials and, thus, increasing the demand and usage of CCPs in various building products industries.

On May 27, 1999, the Company completed the acquisition of all the outstanding stock of Mineral Specialties, Inc ("Mineral Specialties"). The consideration paid consisted of approximately $1.3 million in cash. On June 7, 1999, the Company completed the acquisition of all outstanding stock of Irvine Fly Ash, Inc. ("Irvine"). The consideration paid consisted of approximately $6.0 million in cash. With the acquisitions of Mineral Specialties and Irvine, the Company acquired key competitors in diverse geographic regions that will complement and strengthen the Company's products and services offered.

During 1998, the Company completed the acquisitions of several CCP companies, as discussed in Form 10-K for the year ended December 31, 1998. These acquisitions as well as the acquisitions of Best, Mineral Specialties and Irvine (the "1999 Acquisitions"), (collectively, the "Acquisitions"), were accounted for under the purchase method of accounting and, accordingly, the results of operations of the respective companies have been included in the consolidated financial statements since the respective acquisition dates. Accordingly, the financial condition and results of operations of the Company after the Acquisitions is not directly comparable to the historical financial condition or results of operations.

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

Results of Operations

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

Revenues. Revenues were $40.1 million in the second quarter of 1999, representing an increase of $9.4 million or 30.6%, as compared to revenues of $30.7 million in the second quarter of 1998. Product revenues increased to $31.1 million in the second quarter of 1999 from $21.9 million in the second quarter of 1998, representing an increase of $9.2 million or 42.0%. Service revenues increased to $9.0 million in the second quarter of 1999 from $8.7 million in the second quarter of 1998, representing an increase of $0.3 million or 3.4%. The increase in product revenues in the second quarter of 1999 is due primarily to the 1999 Acquisitions.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $21.1 million in the second quarter of 1999, representing an increase of $6.9 million or 48.6% , as compared to cost of product revenues, excluding depreciation, of $14.2 million in the second quarter of 1998. This increase is due primarily to the inclusion of cost of product revenues of the 1999 Acquisitions since their respective dates of acquisition. As a percentage of product revenues, cost of product revenues, excluding depreciation, increased to 67.7% in the second quarter of 1999 from 64.6% in the second quarter of 1998. This increase was primarily due to lower margins on product revenues derived from the 1999 Acquisitions countered by price increases.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation, was $6.3 million in the second quarter of 1999, representing an increase of $0.1 million or 1.6%, as compared to cost of service revenues, excluding depreciation, of $6.2 million in the second quarter of 1998. This increase is due primarily to the increase in service revenues during the same time period. As a percentage of service revenues, cost of service revenues, excluding depreciation, remained fairly constant at 70.0% in the second quarter of 1999 from 71.0% in the second quarter of 1998.

Depreciation and Amortization. Depreciation and amortization was $3.0 million in the second quarter of 1999, representing an increase of $0.6 million or 25.0%, as compared to depreciation and amortization of $2.4 million in the second quarter of 1998. This increase resulted primarily from the depreciation of fixed assets and amortization of goodwill and other intangible assets recorded as a result of the 1999 Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $5.0 million in the second quarter of 1999, representing an increase of $1.8 million or 56.3%, as compared to SG&A expenses of $3.2 million in the second quarter of 1998. This increase in SG&A expenses reflects incremental SG&A costs resulting from the operation of the Acquisitions as well as an increase in sales and marketing efforts.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures of $406,000 were made for scientific research and development during the second quarter of 1999 compared to none during the second quarter of 1998. Expenditures of $104,000 were made for market development during the second quarter of 1999 compared to none during the second quarter of 1998. The increase in new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $3.3 million in the second quarter of 1999 from $2.5 million in the second quarter of 1998, primarily as a result of an increase in outstanding indebtedness.

Income Taxes. Income tax expense was $0.6 million in the second quarter of 1999, representing a decrease of $0.6 million or 50.0%, as compared to income tax expense of $1.2 million in the second quarter of 1998. This decrease reflects the decrease in taxable income in the second quarter of 1999.

Net Income. As a result of the factors discussed above, net income decreased to $0.3 million in the second quarter of 1999 from $1.1 million in the second quarter of 1998.


Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

Revenues. Revenues were $69.6 million in the first six months of 1999, representing an increase of $23.5 million or 51.0%, as compared to revenues of $46.1 million in the first six months of 1998. Product revenues increased to $52.5 million in the first six months of 1999 from $31.6 million in the first six months of 1998, representing an increase of $20.9 million or 66.1%. Service revenues increased to $17.1 million in the first six months of 1999 from $14.5 million in the first six months of 1998, representing an increase of $2.6 million or 17.9%. The increase in product revenues in the first six months of 1999 is due primarily to the Acquisitions. The increase in service revenues reflects an increase in providing construction and other services.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $36.1 million in the first six months of 1999, representing an increase of $15.2 million or 72.7% , as compared to cost of product revenues, excluding depreciation, of $20.9 million in the first six months of 1998. This increase is due primarily to the inclusion of cost of product revenues of the Acquisitions since their respective dates of acquisition. As a percentage of product revenues, cost of product revenues, excluding depreciation, increased to 68.8% in the first six months of 1999 from 66.1% in the first six months of 1998. This increase was primarily due to lower margins on product revenues derived from the 1999 Acquisitions countered by price increases.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation, was $12.2 million in the first six months of 1999, representing an increase of $0.8 million or 7.0%, as compared to cost of service revenues, excluding depreciation, of $11.4 million in the first six months of 1998. This increase is due primarily to the increase in service revenues during the same time period. As a percentage of service revenues, cost of service revenues, excluding depreciation, decreased to 71.5% in the first six months of 1999 from 78.4% in the first six months of 1998. This improvement in margin was primarily due to an increase in higher margin services, such as construction and engineering projects.

Depreciation and Amortization. Depreciation and amortization was $6.1 million in the first six months of 1999, representing an increase of $2.5 million or 69.4%, as compared to depreciation and amortization of $3.6 million in the first six months of 1998. This increase resulted primarily from the depreciation of fixed assets and amortization of goodwill and other intangible assets recorded as a result of the Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $9.8 million in the first six months of 1999, representing an increase of $5.0 million or 104.2%, as compared to SG&A expenses of $4.8 million in the first half of 1998. This increase in SG&A expenses reflects incremental SG&A costs resulting from the operation of the Acquisitions as well as an increase in sales and marketing efforts.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures of $661,000 were made for scientific research and development during the first six months of 1999 compared to none during the second quarter of 1998. Expenditures of $182,000 were made for market development during the first six months of 1999 compared to none during the first six months of 1998. The increase in new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $6.5 million in the first six months of 1999 from $3.5 million in the first six months of 1998, primarily as a result of an increase in outstanding indebtedness.

Income Taxes. Income tax benefit was $0.5 million in the first six months of 1999, as compared to income tax expense of $1.2 million in the first six months of 1998. This change reflects the decrease in taxable income in the first quarter of 1999, primarily resulting from increased interest expense.

Net Income. As a result of the factors discussed above, the net loss was $1.5 million in the first six months of 1999 as compared to net income of $0.8 million in the first six months of 1998.

Liquidity and Capital Resources

The Company financed the Acquisitions through the issuance of $100.0 million of 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility. Operating and capital expenditures have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

At June 30, 1999, the Company had no cash and cash equivalents and $14 million in availability under the Secured Credit Facility. On April 30, 1999, the Secured Credit Facility was increased from $35.0 million to $50.0 million. In addition, the Company had working capital of approximately $9.5 million, an increase of $2.7 million from December 31, 1998. The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During the six months ended June 30, 1999, capital expenditures amounted to approximately $5.0 million. Capital expenditures made in the ordinary course of business will be funded by cash flow from operations and borrowings under the Secured Credit Facility.

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

The Company is currently working to resolve the potential impact of the Year 2000 issue on the processing of date-sensitive data by the Company's computerized information systems. Specifically, the Company has commenced installation of new accounting and financial software and anticipates that this process will be complete by the end of October, 1999. The Company is also acquiring and installing Year 2000 compliant software upgrades in all scales used in its operations. The Company is analyzing all other IT and non-IT systems to determine if any other modifications or upgrades are necessary to be Year 2000 compliant. The amount charged to expense during the six months ended June 30, 1999, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

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

              (99)   Additional Exhibits:  Not Applicable



         (b)   Reports on Form 8-K

               No Reports on Form 8-K were filed by Registrant during the three months ended June 30, 1999.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 16, 1999                     ISG RESOURCES, INC.

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