Form 10-Q
period 1999-09-30
ISG RESOURCES INC
filed 1999-11-15
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1999
                                ----------------------
                                       or

[   ]    TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________.

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

                                 (801) 236-9700
                           ----------------------------
              (Registrant's telephone number, including area code)


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
As of   October 31,1999 :
       ------------------


 Classes of Common Stock                            Number of shares outstanding
--------------------------                          ----------------------------
Common Stock, $1 par value                                      100

                               ISG Resources, Inc.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements                                               Page

         Unaudited Condensed Consolidated Balance Sheets --
         September  30, 1999 and December 31, 1998 ............................1

         Unaudited Condensed Consolidated Statements of Operations --
         Three months ended September 30, 1999 and 1998 and
         Nine months ended September 30, 1999 and 1998 ........................2

         Unaudited Condensed Consolidated Statements of Cash Flows --
         Nine months ended September 30, 1999 and 1998 ........................4

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


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ....................................11

                                       ISG Resources, Inc. and Subsidiaries
                                  Unaudited Condensed Consolidated Balance Sheets

                                                                        September 30,              December 31,
                                                                            1999                       1998
                                                                      -----------------         -----------------
Assets
Current assets:
   Cash and cash equivalents                                          $             -           $              -

   Accounts receivable:
       Trade, net of allowance for doubtful accounts of
          $320,494 and $170,000, respectively                               28,505,840                14,975,729
       Retainage                                                               196,080                   660,609
       Other                                                                   665,462                   296,966
   Deferred tax asset                                                           69,352                   251,355
   Inventories                                                               2,651,370                   387,258
   Other current assets                                                      1,207,592                   645,969
Total current assets                                                        33,295,696                17,217,886

Property, plant and equipment, net of accumulated depreciation of
   $6,967,469 and $3,562,086, respectively                                  33,663,657                28,139,108
Intangible assets, net                                                     155,289,855               140,835,640
Other assets                                                                 5,357,856                 5,539,102
Total assets                                                          $    227,607,064          $    191,731,736
----------------------------------------------------------------------=================         =================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                   $      9,573,237          $      4,066,487
   Accrued liabilities:
      Payroll                                                                1,679,697                 1,801,657
      Interest                                                               4,672,879                 2,106,054
      Other                                                                  2,987,799                 1,534,971
   Income taxes payable                                                      3,664,961                   422,963
   Other current liabilities                                                   714,253                   500,000
                                                                      -----------------         -----------------
Total current liabilities                                                   23,292,826                10,432,132

Long-term debt                                                             133,500,000               110,000,000
Deferred tax liability                                                      40,070,648                41,286,434
Other liabilities                                                            2,308,194                 2,488,954

Shareholders' equity:
   Common stock, par value $1 per share; 100 shares authorized,
     issued and outstanding                                                        100                       100
   Additional paid-in capital                                               24,999,950                24,999,950
   Retained earnings                                                         3,435,346                 2,524,166
                                                                      -----------------         -----------------
Total shareholders' equity                                                  28,435,396                27,524,216
                                                                      -----------------         -----------------
Total liabilities and shareholders' equity                            $    227,607,064          $    191,731,736
                                                                      =================         =================
See accompanying notes.

                                       ISG Resources, Inc. and Subsidiaries
                             Unaudited Condensed Consolidated Statements of Operations


                                                                           Three Months
                                                                        Ended September 30,
                                                              ---------------------------------------
                                                                      1999                 1998
                                                              ------------------   ------------------
Revenues:
   Product revenues                                           $      38,608,195    $      29,631,145
   Service revenues                                                  10,286,648           10,657,757
                                                              ------------------   ------------------
                                                                     48,894,843           40,288,902

Costs and expenses:
   Cost of product revenues, excluding depreciation                  24,795,355           18,865,834
   Cost of service revenues, excluding depreciation                   7,761,827            7,463,023
   Depreciation and amortization                                      3,174,575            2,526,337
   Selling, general and administrative expenses                       4,741,251            4,832,517
   New product development                                              566,575                    -
                                                              ------------------   ------------------
                                                                     41,039,583           33,687,711
                                                              ------------------   ------------------
Operating income                                                      7,855,260            6,601,191

Interest income                                                          11,762               46,482
Interest expense                                                     (3,419,021)          (2,866,840)
Other income and expense                                                 32,249                  842
                                                              ------------------   ------------------
Income before income taxes                                            4,480,250            3,781,675
Income tax expense                                                   (2,044,376)          (1,564,922)
                                                              ------------------   ------------------

Net income                                                    $       2,435,874    $       2,216,753
                                                              ==================   ==================

See accompanying notes.


                                       ISG Resources, Inc. and Subsidiaries
                             Unaudited Condensed Consolidated Statements of Operations


                                                                           Nine Months
                                                                       Ended September 30,
                                                              ---------------------------------------
                                                                      1999              1998
                                                              ------------------   ------------------
Revenues:
   Product revenues                                           $      91,079,134    $      61,185,559
   Service revenues                                                  27,384,259           25,182,606
                                                              ------------------   ------------------
                                                                    118,463,393           86,368,165

Costs and expenses:
   Cost of product revenues, excluding depreciation                  60,908,108           39,731,751
   Cost of service revenues, excluding depreciation                  19,980,978           18,853,424
   Depreciation and amortization                                      9,269,686            6,094,443
   Selling, general and administrative expenses                      14,524,123            9,662,437
   New product development                                            1,409,474                    -
                                                              ------------------   ------------------
                                                                    106,092,369           74,342,055
                                                              ------------------   ------------------
Operating income                                                     12,371,024           12,026,110

Interest income                                                          32,940              138,692
Interest expense                                                     (9,940,393)          (6,341,291)
Other income and expense                                                 27,150                3,563
                                                              ------------------   ------------------
Income before income taxes                                            2,490,721            5,827,074
Income tax expense                                                   (1,579,541)          (2,761,293)
                                                              ------------------   ------------------

Net income                                                    $         911,180    $       3,065,781
                                                              ==================   ==================

See accompanying notes.

                                       ISG Resources, Inc. and Subsidiaries
                             Unaudited Condensed Consolidated Statements of Cash Flows


                                                                                     Nine Months
                                                                                Ended September 30,
                                                                               1999             1998
                                                                         ---------------    ---------------
Operating activities
Net income                                                               $      911,180     $    3,065,781
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                            9,269,686          6,094,443
     Amortization of debt issuance costs                                        522,665            300,061
     Loss (gain) on sale of fixed assets                                         28,213             (5,989)
     Deferred income taxes                                                   (1,020,378)        (1,407,724)
     Changes in operating assets and liabilities:
         Receivables                                                        (11,233,394)       (10,159,498)
         Inventories                                                           (958,643)                 -
         Other current and non-current assets                                  (527,182)           876,869
         Accounts payable                                                     4,028,939          4,369,628
         Accrued expenses                                                     6,608,387          4,320,102
         Other current and non-current liabilities                             (290,883)         1,859,304
Net cash provided by operating activities                                     7,338,590          9,312,977

Investing activities
Purchases of property, plant and equipment                                   (6,842,100)        (4,952,079)
Proceeds on sale of property, plant and equipment                               147,326            192,368
Acquisitions of businesses, net of cash acquired                            (23,112,502)       (77,666,940)
Purchase of intangible assets                                                  (696,165)          (180,756)
Net cash used in investing activities                                       (30,503,441)       (82,607,407)

Financing activities
Proceeds from long-term debt                                                 83,500,000        142,500,000
Payments on notes payable and long-term debt                                (60,000,000)       (66,000,000)
Debt issuance costs incurred                                                   (335,149)        (5,526,722)
Net cash provided by financing activities                                    23,164,851         70,973,278

Net decrease in cash and cash equivalents                                             -         (2,321,152)
Cash and cash equivalents at beginning of period                                      -          3,068,980
Cash and cash equivalents at end of period                                 $          -     $      747,828
                                                                         ===============    ===============

Cash paid for interest                                                     $  6,850,903     $      812,522
                                                                         ===============    ===============
Cash paid (received) for income taxes                                      $   (689,716)    $    2,780,785
                                                                         ===============    ===============

See accompanying notes.

                               ISG RESOURCES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

These financial statements reflect the consolidated financial position and results of operations of ISG Resources, Inc., (the "Company"), and its wholly owned subsidiaries, Pneumatic Trucking, Inc. ("Pneumatic") and Best Masonry and Tool Supply, Inc. ("Best"), as of and for the quarter and nine months ended September 30, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole.

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

The consolidated balance sheet at December 31, 1998 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain amounts have been reclassified to conform to the September 30, 1999 presentation.

2.    New Product Development Costs

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $1,129,467 and $468,364 for the nine months and the quarter ended September 30, 1999, respectively, were made for research and development activities covering basic scientific research and the application of scientific advances to the development of new and improved products and processes. Expenditures of $280,007 and $98,211 for the nine months and the quarter ended September 30, 1999, respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs as they are incurred.

3.   Inventories

Inventories are valued at lower of cost (computed on the average, first-in, first-out or last-in, first-out method), or net realizable value. Inventories consist of:

                                              September 30,        December 31,
                                                  1999                1998
                                            ----------------    ----------------
        Raw Materials                       $        73,299     $             -
        Finished Goods                            2,578,071             387,258
                                            ----------------    ----------------
                                            $     2,651,370     $       387,258
                                            ================    ================

4.   Intangible Assets

Intangible assets consist of the following:

                                              September 30,       December 31,
                                                  1999                 1998
                                            ----------------    ----------------
        Goodwill                            $    63,528,397     $    44,018,454
        Contracts                                98,448,026          97,960,644
        Patents and licenses                      2,787,431           2,471,584
        Assembled work force                      2,700,233           2,700,233
                                            ----------------    ----------------
                                                167,464,087         147,150,915
        Less accumulated amortization           (12,174,232)         (6,315,275)
                                            ----------------    ----------------
                                            $   155,289,855     $   140,835,640
                                            ================    ================

Amortization is provided over the estimated period of benefit, using the straight-line method, ranging from 8 to 25 years.

5.     Long-term Debt

Long-term debt consists of the following:

                                             September 30,        December 31,
                                                1999                  1998
                                            ----------------    ----------------
        10% Senior Subordinated Notes
            due 2008                        $   100,000,000     $   100,000,000
        Secured Credit Facility                  33,500,000          10,000,000
                                            ----------------    ----------------
                                            $   133,500,000     $   110,000,000
                                            ================    ================

On April 30, 1999, the Secured Credit Facility was increased from $35,000,000 to $50,000,000. At September 30, 1999, $16,500,000 was unused and available under the Secured Credit Facility.

6.     Subsequent Event

On October 26, 1999, the Company acquired all of the outstanding  stock of Lewis
W. Osborne, Inc. together with an affiliated company, United Terrazzo Supply Co., Inc. and certain associated real property (collectively "Osborne") for approximately $1,400,000, net of $400,000 cash acquired, for total consideration of $1,800,000. Osborne is engaged in the wholesale distribution of building supplies.

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

Results of Operations

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

Revenues. Revenues were $48.9 million in the third quarter of 1999, representing an increase of $8.6 million or 21.3%, as compared to revenues of $40.3 million in the third quarter of 1998. Product revenues increased to $38.6 million in the third quarter of 1999 from $29.6 million in the third quarter of 1998, representing an increase of $9.0 million or 30.4%. Service revenues remained fairly constant at $10.3 million in the third quarter of 1999 as compared to $10.7 million in the third quarter of 1998, representing a decrease of $0.4 million or 3.7%. The increase in product revenues in the third quarter of 1999 is due primarily to the 1999 Acquisitions.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $24.8 million in the third quarter of 1999, representing an increase of $5.9 million or 31.2% , as compared to cost of product revenues, excluding depreciation, of $18.9 million in the third quarter of 1998. This increase is due primarily to the inclusion of cost of product revenues of the 1999 Acquisitions since their respective dates of acquisition. As a percentage of product revenues, cost of product revenues, excluding depreciation, remained fairly constant at 64.2% in the third quarter of 1999 as compared to 63.9% in the third quarter of 1998.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation, was $7.8 million in the third quarter of 1999, representing an increase of $0.3 million or 4.0%, as compared to cost of service revenues, excluding depreciation, of $7.5 million in the third quarter of 1998. As a percentage of service revenues, cost of service revenues, excluding depreciation, increased to 75.7% in the third quarter of 1999 from 70.1% in the third quarter of 1998. This increase is due primarily to the increase in costs of construction services.

Depreciation and Amortization. Depreciation and amortization was $3.2 million in the third quarter of 1999, representing an increase of $0.7 million or 28.0%, as compared to depreciation and amortization of $2.5 million in the third quarter of 1998. This increase resulted primarily from the depreciation of fixed assets and amortization of goodwill and other intangible assets recorded as a result of the 1999 Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") remained fairly constant at $4.7 million in the third quarter of 1999, representing a decrease of $0.1 million or 2.1%, as compared to SG&A expenses of $4.8 million in the third quarter of 1998.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures of $0.5 million were made for scientific research and development during the third quarter of 1999 compared to none during the third quarter of 1998. Expenditures of $0.1 million were made for market development during the third quarter of 1999 compared to none during the third quarter of 1998. The increase in new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $3.4 million in the third quarter of 1999 from $2.9 million in the third quarter of 1998, primarily as a result of an increase in outstanding indebtedness incurred due to the 1999 Acquisitions.

Income Taxes. Income tax expense was $2.0 million in the third quarter of 1999, representing an increase of $0.4 million or 25.0%, as compared to income tax expense of $1.6 million in the third quarter of 1998. This increase reflects the increase in taxable income in the third quarter of 1999.

Net Income. As a result of the factors discussed above, net income increased to $2.4 million in the third quarter of 1999 from $2.2 million in the third quarter of 1998.


Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

Revenues. Revenues were $118.5 million in the first nine months of 1999, representing an increase of $32.1 million or 37.2%, as compared to revenues of $86.4 million in the first nine months of 1998. Product revenues increased to $91.1 million in the first nine months of 1999 from $61.2 million in the first nine months of 1998, representing an increase of $29.9 million or 48.9%. Service revenues increased to $27.4 million in the first nine months of 1999 from $25.2 million in the first nine months of 1998, representing an increase of $2.2 million or 8.7%. The increase in product revenues in the first nine months of 1999 is due primarily to the Acquisitions. The increase in service revenues reflects an increase in providing construction and other services.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $60.9 million in the first nine months of 1999, representing an increase of $21.2 million or 53.4%, as compared to cost of product revenues, excluding depreciation, of $39.7 million in the first nine months of 1998. This increase is due primarily to the inclusion of cost of product revenues of the Acquisitions since their respective dates of acquisition. As a percentage of product revenues, cost of product revenues, excluding depreciation, increased to 66.8% in the first nine months of 1999 from 64.9% in the first nine months of 1998. This increase was primarily due to lower margins on product revenues derived from the 1999 Acquisitions.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation, was $20.0 million in the first nine months of 1999, representing an increase of $1.1 million or 5.8%, as compared to cost of service revenues, excluding depreciation, of $18.9 million in the first nine months of 1998. This increase is due primarily to the increase in service revenues during the same time period. As a percentage of service revenues, cost of service revenues, excluding depreciation, remained fairly constant at 73.0% in the first nine months of 1999 from 75.0% in the first nine months of 1998.

Depreciation and Amortization. Depreciation and amortization was $9.3 million in the first nine months of 1999, representing an increase of $3.2 million or 52.5%, as compared to depreciation and amortization of $6.1 million in the first nine months of 1998. This increase resulted primarily from the depreciation of fixed assets and amortization of goodwill and other intangible assets recorded as a result of the Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $14.5 million in the first nine months of 1999, representing an increase of $4.8 million or 49.5%, as compared to SG&A expenses of $9.7 million in the first nine months of 1998. This increase in SG&A expenses reflects incremental SG&A costs resulting from the operation of the Acquisitions as well as an increase in sales and marketing efforts.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures of $1.1 million were made for scientific research and development during the first nine months of 1999 compared to none during the first nine months of 1998. Expenditures of $0.3 million were made for market development during the first nine months of 1999 compared to none during the first nine months of 1998. The increase in new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $9.9 million in the first nine months of 1999 from $6.3 million in the first nine months of 1998, primarily as a result of an increase in outstanding indebtedness.

Income Taxes. Income tax expense was $1.6 million in the first nine months of 1999, as compared to income tax expense of $2.8 million in the first nine months of 1998. This change reflects the decrease in taxable income in the first nine months of 1999, primarily resulting from increased interest expense.

Net Income. As a result of the factors discussed above, net income was $0.9 million in the first nine months of 1999 as compared to net income of $3.1 million in the first nine months of 1998.

Liquidity and Capital Resources

The Company financed the Acquisitions through the issuance of $100.0 million of 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility. Operating and capital expenditures have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

At September 30, 1999, the Company had no cash and cash equivalents and $16.5 million in availability under the Secured Credit Facility. On April 30, 1999, the Secured Credit Facility was increased from $35.0 million to $50.0 million. In addition, the Company had working capital of approximately $11.2 million, an increase of $4.4 million from December 31, 1998. The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During the nine months ended September 30, 1999, capital expenditures amounted to approximately $6.8 million. Capital expenditures made in the ordinary course of business will be funded by cash flow from operations and borrowings under the Secured Credit Facility.

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

The Company is currently working to resolve the potential impact of the Year 2000 issue on the processing of date-sensitive data by the Company's computerized information systems. Specifically, the Company has commenced installation of new accounting and financial software and anticipates that this process will be complete by the end of November, 1999. The Company is also acquiring and installing Year 2000 compliant software upgrades in all scales used in its operations. The Company is analyzing all other IT and non-IT systems to determine if any other modifications or upgrades are necessary to be Year 2000 compliant. The amount charged to expense during the nine months ended September 30, 1999, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

The Company has evaluated Year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company does business. Because many of the Company's suppliers are in the heavily regulated utility arena, the Company does not expect these suppliers to experience problems. The Company cannot guarantee that the systems of other entities will be converted on a timely basis.

The foregoing statements are based upon management's current assumptions. However, there can be no guarantee that these assumptions have addressed all relevant uncertainties.

                               ISG Resources, Inc.

                                  _____________


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

                  None


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
                  None


Item 3.  Defaults upon Senior Securities
         -------------------------------
                  None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  None


Item 5.  Other Information
         -----------------
                  None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

            Item                                                         Exhibit
            No.                       Item Title                           No.
            ----     -----------------------------------------           -------
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

           (99)      Additional Exhibits:  Not Applicable



         (b)   Reports on Form 8-K

                 No Reports on Form 8-K were filed by Registrant during the three months ended September 30, 1999.



                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 15, 1999               ISG RESOURCES, INC.

                                         /s/
                                       -----------------------------------------
                                       J. I. Everest, II
                                       Chief Financial Officer and Treasurer
                                       (As both a duly authorized officer of the
                                       Companyand as principal financial officer
                                       of the Company)