Form 10-K
period 1999-12-31
ISG RESOURCES INC
filed 2000-03-31
CIK 1063018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the Fiscal Year Ended December 31, 1999
                          -----------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No fee required]

For the transition period from  N/A   to N/A
                              ------     -----
Commission File Number
                       ----------------------
                               ISG RESOURCES, INC.
                     -------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Utah                           87-0327982
              --------------                  -------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

              136 East South Temple,  Suite 1300,  Salt Lake City, Utah   84111
            --------------------------------------------------------------------
            (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (801) 236-9700
                                                    -----------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
          None                                       None

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                     10% Senior Subordinated Notes Due 2008
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _ _ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 2000 was approximately $0.

         The number of shares of Common Stock outstanding on March 29, 2000 was 100 shares.

         Documents Incorporated by Reference:  See Item 14(a) List of Exhibits


                                     PART I

Item 1.       Business

General Development of Business

ISG Resources, Inc., a Utah corporation (the "Company"), is a wholly owned subsidiary of Industrial Services Group, Inc. ("ISG"). ISG was formed in September 1997 and acquired the stock of JTM Industries, Inc. ("JTM") on October 14, 1997. In 1998, JTM acquired the stock of Pozzolanic Resources, Inc. ("Pozzolanic"), Power Plant Aggregates of Iowa, Inc. ("PPA"), Michigan Ash Sales Company, d.b.a. U. S. Ash Company, together with two affiliated companies, U.S. Stabilization, Inc. and Flo Fil Company, Inc., (collectively, "U.S. Ash"), and Fly Ash Products, Inc. ("Fly Ash Products"). Effective January 1, 1999, JTM, Pozzolanic, PPA, U.S. Ash, Fly Ash Products and their wholly owned subsidiaries merged with and into the Company (the "Merger"). Pneumatic Trucking, Inc., a wholly owned subsidiary of Michigan Ash Sales Company, was not merged into the Company. Consequently, Pneumatic became a wholly owned subsidiary of the Company.

On January 7, 1999, the Company acquired all of the outstanding stock of Best Masonry and Tool Supply ("Best") for approximately $13,300,000 in cash and paid off outstanding debt of Best totaling approximately $2,400,000.

On May 27, 1999, the Company acquired all of the outstanding stock of Mineral Specialties, Inc. ("Specialties") for approximately $1,314,000 in cash.

On June 2, 1999, the Company acquired all of the outstanding stock of Irvine Fly Ash, Inc. ("Irvine") for approximately $6,321,000 in cash.

On October 26, 1999, the Company acquired all of the outstanding  stock of Lewis
W. Osborne, Inc. ("Osborne") and United Terrazzo Supply Co., Inc. ("Terrazzo") for approximately $1,219,000 in cash.

On November 29, 1999, the Company sold all of the outstanding stock of Pneumatic Trucking, Inc., a wholly owned subsidiary of the Company, for approximately $750,000 in cash.

On December 1, 1999, the Company acquired all of the outstanding stock of Magna Wall, Inc. ("Magna Wall") for approximately $1,542,000 in cash.

Description of Business

The Company operates two principal  business  segments:  coal combustion product
(CCP) management and building materials manufacturing and distribution. See Footnote 8 in the consolidated financial statements and notes thereto included elsewhere herein for segment reporting information.

The CCP division purchases, removes and sells fly ash and other by-products of coal combustion to producers and consumers of building materials and construction related products throughout the United States. Based upon available information, the Company believes it is now the largest manager and marketer of CCPs in North America. The Company enters into long-term CCP management contracts, primarily with coal-fired electric generating utilities. These utilities are required to manage, or contract to manage, CCPs in accordance with state and federal environmental regulations. In addition, the Company provides similar materials management services for other industrial clients.

The building materials division manufactures and distributes building materials to residential and commercial contractors, primarily in Texas, California, Georgia and Florida. While the 1998 acquisition strategy focused on geographical diversification of the CCP division, the 1999 acquisition strategy focused on vertical integration into selected building products manufacturers (especially in key geographical areas) that utilize significant amounts of CCPs as raw materials in their products. This strategy has secured an outlet for a portion of previously unutilized CCPs while promoting the increased use of CCPs as components of building products in the future. Unlike most of its competitors, the Company has dedicated significant resources to the acquisition and development of new technologies for the use of CCPs in building products applications.

Principal Products and their Markets by Division
-------------------------------------------------

CCP Division

The Company uses CCPs and other industrial materials to make products that primarily replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate or limestone. The Company's focus on CCPs and related industrial materials development has also created a variety of applications, such as fillers in asphalt shingles and related products, that extend beyond the traditional uses of CCPs and related industrial materials. For purposes of this report, the Company's CCP-related products are broken down into traditional products and value-added products. Traditional products are those products that the Company and its competitors within the industry historically produce with the CCPs. Value-added products are newer products that have been developed to utilize CCPs and related materials, which in the past were deemed waste products and usually were sent to landfills.

The primary CCPs managed by the Company are fly ash and bottom ash. Fly ash is the fine residue and bottom ash is the fraction composed of the heavier particles that result from the combustion of coal. Utilities firing boilers with coal first pulverize the coal and then blow the pulverized coal into a burning chamber where it immediately ignites to heat the boiler tubes. The heavier bottom ash falls to the bottom of the burning chamber while the lighter fly ash remains suspended in the exhaust gases. Before leaving the exhaust stack, the fly ash particles are generally removed by an electrostatic precipitator, bag house or other method. The bottom ash is hydraulically conveyed to a collection area, while the fly ash is pneumatically conveyed to a storage silo.

Fly ash is a pozzolan that, in the presence of water, will combine with an activator (lime, portland cement or kiln dust) to produce a cement-like material. It is this characteristic that allows fly ash to act as a cost-competitive substitute for other more expensive cementitious building materials. Concrete manufacturers can typically use fly ash as a substitute for 15% to 40% of their cement requirements, depending on the quality of the fly ash and the proposed end-use application for the concrete. In addition to its cost-benefit, fly ash provides greater structural strength and durability in certain construction applications, such as road construction. Bottom ash is utilized as an aggregate in concrete block construction and for road base construction.

According to the American Coal Ash Association (the "ACAA"), of the approximately 107 million tons of CCPs that were generated in the United States during 1998, fly ash accounted for approximately 58%, bottom ash accounted for approximately 16% and flue gas desulphurization waste ("scrubber sludge") and boiler slag accounted for approximately 26%.

Traditional Products and Applications Traditional CCP products are industrial materials that generally require minimal processing or additives to fulfill their intended applications. The Company typically provides these products to its customers directly from its clients' sites. The Company has been successful in selling significant portions of the CCPs and other industrial materials it manages to traditional markets (e.g., the use of fly ash as pozzolan in portland cement concrete and the use of bottom ash as a lightweight aggregate).

The following is a brief description of the CCP division's traditional products:

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

Value-added Products and Applications To diversify its product offerings and ensure that it productively uses the CCPs, the Company also develops and markets value-added products made from CCPs and related industrial materials, and it continues to expand the breadth of markets for these products. Through its research and development program and certain licenses, the Company has broadened the end use market for CCPs and related industrial materials by introducing several proprietary products made from previously non-marketable materials. The Company sells and distributes its products to cement plants, ready-mix concrete plants, road contractors, carpet manufacturers, roofing shingle producers, soil stabilization firms, utility companies and waste management firms. Several of its proprietary products have been utilized by government agencies such as the Department of Transportation, the Federal Aviation Administration, the Army Corps of Engineers and the U.S. Bureau of Mines.

The following is a list of the Company's value added products and applications:

Powerlite(R) is a pyrite free bottom ash which, when processed by the Company, produces a high quality aggregate for the concrete block industry. Powerlite(R) has exhibited superior flow characteristics, often making it more economical to use than other aggregates. The Company has provided customers in the Atlanta, Georgia area with more than two million tons of Powerlite(R) in the past 15 years.

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

Gypcem(R) is the Company's processed gypsum, registered and exclusively sold by the Company, that has characteristics allowing it to be used in the manufacture of portland cement. With considerable handling capabilities, the product is often more economical to use than conventional mined gypsum. Under a long-term contract with Dupont, the Company designed, constructed and currently operates an on-site processing facility for the 100,000 tons of Gypcem(R) produced each year.

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

Building Materials Division

The building materials division operates principally in Texas, California, Georgia and Florida. Its products include standard masonry and construction materials and supplies, as well as packaged products, many of which incorporate technologies acquired or developed by the Company. Selected packaged products sold today based on the Company's owned and leased technologies include:

MagnaWall One Coat Stucco
Best One Coat Stucco
Best Masonry Cement Type N
Best Scratch and Brown Stucco Cement
Best White Masonry Cement Type N
Best Masonry Cement Type S
Best Mortar Cement Type N
Best Finish Stucco
Hill Country Mortar Type N

Important Developments since Fiscal Year End

On March 2, 2000, the Company acquired directly and indirectly through ISG Manufactured Products, Inc., a newly formed wholly owned subsidiary of the Company, 100% of the partnership interests in Don's Building Supply L.L.P. ("Don's") for a purchase price of $6,000,000 in cash. The Company expects the purchase price to increase or decrease within sixty days of the closing date based on 1999 EBITDA, as defined, and working capital as of February 29, 2000. Don's is engaged in the retail and wholesale distribution of construction materials to residential and commercial contractors primarily in the State of Texas.

New Product Development

New product development costs consist of scientific research and development and market development expenditures. The Company spent $1,796,032 for the year ended December 31, 1999 on research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. The Company spent $370,186 for the year ended December 31, 1999 on market development activities related to new and improved products and processes identified during research and development activities. The Company expenses all new product development costs when they are incurred. The Company incurred insignificant new product development costs in the years ended December 31, 1998 and 1997.

In an effort to maximize the percentage of products marketed to end users and minimize the amount of materials landfilled, the Company's focused research and development efforts have created or caused the Company to acquire the rights to various new technologies. Three of the most promising of these new technologies are as follows:

Dynastone(R) is a revolutionary new technology to manufacture acid and sulfate resistant concrete pipe. This technology presents an opportunity to concrete pipe manufacturers to reclaim sales lost to plastic pipe and to reduce pipe production costs.

ABC Cement(R) is a technology to produce rapid setting, high strength pozzolan type concretes using fly ash. The product transforms into a rapid set, high-strength concrete.

ISG Cellular Concrete is a fiber reinforced, non-autoclaved cellular concrete which utilizes large quantities of CCPs and requires low energy and capital cost to produce. This technology produces an aerated concrete panel or block with excellent flexural strength, insulation and flame resistance. It is ideal for use in mass-produced housing applications.

Competitive Business Conditions

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

Value-Added Products and Services. The Company's new product development efforts have broadened the end-use market for CCPs and other recyclable industrial materials. The Company has successfully introduced new patented or trademarked products made from previously non-marketable materials through proprietary processes. These product development efforts have reduced the materials management cost to the Company's clients and improved the Company's revenue mix and margins.

Strong Client Relationships. At December 31, 1999, the Company had contractual relationships with eleven of the fifteen largest coal powered electrical utilities in the United States, based on total electricity revenues. The Company has maintained long-term contracts with certain utilities since 1978, and experienced a renewal or extension rate of greater than 90% since current management completed the acquisition of JTM in 1997. The Company's clients rely on its marketing, materials handling and technological capabilities to extend the useful life of their landfill sites by creatively managing and marketing a broader range of CCPs than competitors.

Source and Availability of Raw Materials

The Company's primary raw materials are CCPs. As long as the majority of electricity generated in this country comes from the use of coal-fired generation, the Company believes it will have an adequate supply of raw materials.

Dependence on Limited Customers

The Company works with a large number of customers and has long-term contracts with most such customers. The Company's core business is based on long-term materials management contracts with power producers and industrial clients. As of December 31, 1999, the Company had 97 materials management contracts, 25 of which generated more than $1.0 million of annual revenues each. Typical contract terms are from five to fifteen years. The Company is focused on serving its current client base and plans to aggressively target additional contract opportunities to increase both tonnage under management and revenues.

Intellectual Property

The Company owns and has obtained licenses to various domestic and foreign patents and trademarks related to its products and processes. While these patents and trademarks in the aggregate are important to the Company's competitive position, no single patent or trademark is material to the Company. The Company's license agreements generally have a duration that coincides with the patents covered thereby.

Government Approval

None.

Effect of Existing or Probable Government Regulation

None.

Cost of Compliance with Environmental Laws

None.

Employees

The Company has a total of 633 employees, of which 601 are full-time employees.

Item 2.     Properties

The Company operates its corporate headquarters in Salt Lake City, Utah in offices leased under a three-year lease expiring in July 2001. The total amount of leased space in the corporate headquarters is 12,202 square feet. Due to the Company's national scope of operations, it has a number of other properties used in its operations. The following table sets forth certain information regarding the Company's other principal facilities as of December 31, 1999:

                                                                   Lease
    Location            Function            Ownership        Termination Date
    ---------          ----------          -----------      ------------------

Bay City, MI         Offices                    Leased         August 31, 2000
Kennesaw, GA         Offices                    Leased         January 31, 2004
Delle, UT            Storage Silos              Leased         November 1, 2001
Fargo, ND            Fly Ash Storage            Leased         Month to Month
Good Spring, PA      Silo Facility              Leased         Month to Month
Taylorsville, GA     Lab Facility               Owned
Doraville, GA        Terminal Facility          Leased         August 11, 2005
Leland, NC           Transfer Facility          Owned
Franklin, VA         Structural Fill            Owned
Clinton, TN          Structural Fill            Owned
Centralia, WA        Storage Facility           Owned
Ogden, UT            Storage Facility           Owned
Oregon City, OR      Offices                    Leased         Month to Month
Fresno, CA           Terminal Facility          Leased         March 31, 2002
Allentown, PA        Offices                    Leased         February 28, 2001
Pomona, CA           Rail Terminal              Owned
Tukwilla, WA         Offices                    Leased         June 30, 2004
Houston, TX          Offices                    Leased         August 30, 2004
Sacramento, CA       Terminal Facility          Leased         February 22, 2003
Stafford, TX         Offices                    Leased         April 30, 2003

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

Item 6.       Selected Financial Data

The following table sets forth summary consolidated financial information of the Company for each of the five years in the period ended December 31, 1999. Such information was derived from the audited consolidated financial statements and notes thereto and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

The selected consolidated financial information for the periods prior to October 14, 1997 set forth below is not comparable to subsequent periods due to the step-up in basis resulting from the acquisition of JTM by ISG in 1997.
Additionally, the 1999 and 1998 information set forth below may not be comparable due to accounting for the 1998 and 1999 acquisitions using the purchase method of accounting and, therefore, only including information for each acquisition from the respective acquisition date.


                                                                     2 1/2 Months  9 1/2 Months
                                              Year Ended  Year Ended    Ended        Ended         Years Ended
                                             December 31, December 31, December 31, October 13,    December 31,
                                                1999        1998        1997         1997       1996        1995
                                               ------     -------      ------       ------     ------      -------
Statement of Income Data:

Revenue                                    $  156,205   $ 117,293   $ 12,643     $ 51,295    $ 62,841    $ 64,986
Cost of products and services sold,
    excl. depr.                               108,664      80,116      9,365       40,701      52,268      51,489
Depreciation and amortization                  13,091       9,141        908        5,279       2,285       2,265
Selling, general and administrative
    expenses                                   18,962      14,145      1,256        3,633       5,667       9,692
New Product Development Costs                   2,166           -          -            -           -           -
Income from Operations                         13,321      13,891      1,114        1,682       2,621       1,540
Interest Expense                               13,392       9,338        628        4,160       4,853       4,081
Net income (loss) before income taxes             285       4,808        517       (2,478)     (2,232)     (2,541)
Net income (loss)                                (362)      2,259        265       (3,090)     (1,870)     (2,096)

Balance Sheet Data:
Working capital (deficiency)                    8,972       6,786    (21,648)     (43,594)    (45,804)    (42,268)
Total assets                                   220,463    191,732     73,270       58,396      62,950      61,779
Total debt                                     133,500    110,000          -            -           -           -
Shareholder's equity                           27,162      27,524     25,265        3,623       6,713       8,033

Other Data:
Cash flows from operating activities           10,204       8,210      1,843          521         603      (1,115)
Cash flows from investing activities          (33,369)    (86,623)       (19)        (681)     (3,869)     (4,586)
Cash flows from financing activities           23,165      75,344      1,189          957       2,844      (4,113)
EBITDA (1)                                     26,768      23,287      2,054        6,961       4,906       3,805
EBITDA margin                                   17.1%       19.9%      16.2%        13.6%        7.8%        5.9%
Capital expenditures                            8,791       8,574         19          681       4,357       4,589
Ratio of earnings to fixed charges (2)          1.02x       1.42x      1.49x        0.56x       0.68x       0.58x
Deficit of earnings to fixed charges                -           -          -       (2,478)     (2,232)     (2,541)


(1) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA should not be considered as an alternative to net income or any other GAAP measure of performance as an indicator of the Company's performance or to cash flows provided by operating, investing or financing activities as an indicator of cash flows or a measure of liquidity. Management believes that EBITDA is a useful adjunct to net income and other measurements under GAAP in evaluating the Company's ability to service its debt and is a conventionally used financial indicator. However, due to possible inconsistencies in the method of calculating EBITDA, the EBITDA measures presented may not be comparable to other similarly titled measures of other companies.

(2) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, earnings include pre-tax income from continuing operations plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of debt expense and that portion of rental expense which is representative of the interest factor in these rentals.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of ISG Resources, Inc. and its predecessor, JTM Industries, Inc. and other financial information appearing elsewhere herein.

General

The Company is a manager and marketer of CCPs in North America. The Company also manufactures and distributes building materials to residential and commercial contractors. The Company generates revenues from marketing and distributing products to its customers and providing materials management, engineering and construction services to its clients. The Company was founded in 1997 upon the acquisition of JTM by ISG (the "JTM Acquisition"). In 1998, the Company acquired Pozzolanic, PPA, the US Ash Group and Fly Ash Products (the "1998 Acquisitions"). In 1999, the Company acquired Specialties and Irvine in the CCP division and Best, Osborne, Terrazzo and Magna Wall in the building materials division (the "1999 Acquisitions").

The Company's strategic objectives include the maintenance and expansion of long-term contractual relationships with electric utilities, the increase in product sales and applications through cross-marketing and vertical integration, and further technological advances.

Seasonality

The Company's business is subject to seasonal fluctuation. The Company's need for working capital accelerates moderately during the middle of the year, and accordingly, total debt levels tend to peak in the second and third quarters, and decline in the fourth quarter of the year. The amount of revenue generated during the middle of the year generally depends upon a number of factors, including the level of road and other construction using concrete, weather conditions affecting the level of construction, general economic conditions, and other factors beyond the Company's control.

Results of Operations

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

Product Revenues. Product revenues increased to $120.3 million in 1999 from $83.0 million in 1998, an increase of $37.3 million or 44.9%. This increase is primarily due to three factors: (1) a full year of revenue in 1999 for the 1998 Acquisitions as compared to 1998, which only included revenue from the respective dates of acquisition forward; (2) the revenue added by the 1999 Acquisitions; and (3) internal growth in the CCP division, primarily as a result of price increases and value growth.

Service Revenues. Service revenues increased to $35.9 million in 1999 from $34.2 million in 1998, an increase of $1.7 million or 5.0%. This increase is primarily due to an increase in construction related services and other disposal services.

Cost of Products Sold, Excluding Depreciation. Cost of products sold, excluding depreciation, was $83.4 million in 1999 as compared to $51.9 million in 1998, resulting in cost of products sold, excluding depreciation, as a percentage of product revenues of 69.3% and 62.5% for the respective periods. The decrease in product margins is primarily due to lower margins on product revenues derived from the 1999 Acquisitions.

Cost of Services Sold, Excluding Depreciation. Cost of services sold, excluding depreciation was $25.2 million in 1999 as compared to $28.2 million in 1998, resulting in cost of services sold, excluding depreciation, as a percentage of service revenues of 70.2% and 82.5% for the respective periods. The increase in service margins is primarily due to three factors: (1) a change in product mix toward higher margin construction services; (2) a decrease in sub-contracted construction costs due to the same services being performed by personnel employed by the Company in 1999; and (3) a decrease in disposal rail costs due to improvements in rail car scheduling and efficiency.

Depreciation and Amortization. Depreciation and amortization was $13.1 million in 1999 as compared to $9.1 million in 1998, an increase of $4.0 million or 44.0%. This increase is due primarily to three factors: an increase in amortization expense of goodwill related to the 1999 Acquisitions, a full year's amortization expense for 1998 Acquisitions, and an increase in depreciation expense related to new acquisitions of property, plant and equipment during 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $4.9 million or 34.8% to $19.0 million in 1999 as compared to $14.1 million in 1998. This increase is primarily due to four factors: (1) a full year of SG&A in 1999 for the 1998 Acquisitions as compared to 1998, which only included SG&A from the respective dates of acquisition forward; (2) the SG&A added by the 1999 Acquisitions; (3) severance charges associated with the Acquisitions; and (4) an increase in sales and marketing efforts.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. The Company spent $1.8 million for the year ended December 31, 1999 on research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. The
Company spent $0.4 million for the year ended December 31, 1999 on market development activities related to promising new and improved products and processes identified during research and development activities. The Company incurred insignificant new product development costs in the year ended December 31, 1998.

Interest Expense. Interest expense was $13.4 million and $9.3 million in 1999 and 1998, respectively, an increase of $4.1 million or 44.1%. The increase is due primarily to an increase in the Company's outstanding indebtedness resulting from the 1999 Acquisitions.

Income Tax Expense. Income tax expense was $0.6 million and $2.5 million in 1999 and 1998, respectively, resulting in effective tax rates of 227.1% and 53.0%. The increase in the effective tax rate in 1999 is primarily due to a decrease in pre-tax income and the increase in non-deductible amortization of goodwill recorded for the 1999 Acquisitions.

Net Income (loss). As a result of the factors discussed above, the net loss for 1999 was $0.4 million as compared to 1998 net income of $2.3 million.

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

Income Tax Expense. Income tax expense was $2.5 million , $0.3 million and $0.6 million in fiscal year 1998, the 2 1/2 months ended December 31, 1997 and the 9 1/2 months ended October 13, 1997, respectively, resulting in effective tax rates of 53.0%, 48.8% and (24.7%). The negative effective tax rate in the 9 1/2 months ended October 13, 1997 is due primarily to the large goodwill write-off discussed above which was not deductible for tax purposes. The increase in the effective tax rate from the 2 1/2 months ended December 31, 1997 to fiscal year 1998 is due primarily to the increase in non-deductible amortization of goodwill recorded upon the 1998 Acquisitions.

Net Income (Loss). As a result of the factors discussed above, net income increased to $2.3 million and $0.3 million in fiscal year 1998 and the 2 1/2 months ended December 31, 1997, respectively, as compared to a net loss of $3.0 million in the 9 1/2 months ended October 13, 1997.

Liquidity and Capital Resources

The Company financed the JTM Acquisition, the 1998 Acquisitions and the 1999 Acquisitions through the proceeds from the issuance of $100.0 million of 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility. Operating and capital expenditures have been financed primarily through cash flows from operations and borrowings under the Secured Credit Facility.

At December 31, 1999, the Company had no cash or cash equivalents and $16.5 million available under the Secured Credit Facility. In addition, the Company had working capital of approximately $9.0 million, an increase of $2.2 million from December 31, 1998 due to an increase in Trade Accounts Receivable and Inventories offset in part by an increase in Accounts Payable. Most of the changes in Accounts Receivable, Inventory and Accounts Payable are reflective of the acquisitions mentioned elsewhere herein.

The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During 1999, capital expenditures amounted to approximately $8.8 million. Capital expenditures made in the ordinary course of business will be funded by cash flow from operations and borrowings under the Secured Credit Facility.

The Company anticipates that its principal use of cash will be for working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Secured Credit Facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures and interest payments for the next several years. There can be no assurance, however, that cash flow from operations will be sufficient to service the Company's debt and the Company may be required to refinance all or a portion of its existing debt or obtain additional financing. These increased borrowings may result in higher interest payments. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

The Year 2000 Issue

In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. Systems that fail to properly recognize such information were expected to generate erroneous data or cause a system to fail possibly resulting in a disruption of operations. The Company's products do not incorporate such date coding so the Company's efforts to address the Year 2000 issue fell into the following three areas: (i) the Company's information technology ("IT") systems; (ii) the Company's non-IT systems (i.e., machinery, equipment and devices which utilize technology which is "built in" such as embedded microcontrollers); and (iii) third-party customers.

The Company worked to successfully resolve the potential impact of the Year 2000 issue on the processing of date-sensitive data by the Company's computerized information systems. Specifically, the Company installed new accounting and financial software and during 1999 that performed as expected with no known glitches. The Company also acquired and installed Year 2000 compliant software upgrades in all scales used in its operations. The Company is analyzing all other IT and non-IT systems to determine if any other modifications or upgrades are necessary. The amount charged to expense during the year ended December 31, 1999, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

The Company also evaluated and took steps to resolve Year 2000 compliance issues that may have been created by customers, suppliers and financial institutions with whom the Company does business. Because many of the Company's suppliers are heavily regulated utilities with mandated year 2000 compliance, the Company did not expect these suppliers to experience problems.

The foregoing statements are based upon management's current assumptions. However, there can be no guarantee that these assumptions have addressed all relevant uncertainties.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the second fiscal quarter ending after December 15, 1999. This SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB and accordingly, does not expect SAB 101 to have a material effect on its financial statements.

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

Item 7a.      Qualitative and Quantitative Disclosures about Market Risk

In 1997, the SEC issued new rules (Item 305 of Regulation S-K) which requires disclosure of material risks as defined by Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has market risk sensitive instruments related to interest rates. As disclosed in Note 4 of the audited consolidated financial statements, the Company has outstanding long-term debt of $133,500,000 at December 31, 1999. The Company currently has an average maturity of eight years for long-term debt, $100,000,000 of which is at a fixed rate of 10% and $33,500,000 of which is at a rate averaging 8.1% for the year ended December 31, 1999 as compared to 8.5% for the year ended December 31, 1998.

The Company does not have significant exposure to changing interest rates on long-term debt because interest rates for the majority of the debt is fixed. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other interest rate market risk management activities.

A hypothetical 10% change in market interest rates over the next year would not impact the Company's earnings or cash flows as the interest rate on the majority of the long-term debt is fixed. A 10% change in market interest rates would not have a material effect on the fair value of the Company's publicly traded long-term debt.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

Item 8.       Financial Statements and Supplementary Data

The audited financial statements for the year ending December 31, 1999 are attached hereto at pages F-1 through F-31.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

The Company's directors and executive officers, and their respective ages and positions with the Company, are set forth below in tabular form. Biographical information on each person is set forth following the tabular information. There are no family relationships between any of the Company's directors or executive officers. The Company's board of directors is currently comprised of two members, each of whom is elected for a term of one year. Executive officers are chosen by and serve at the discretion of the board of directors.

Name                  Age           Position with Company
----                  ---          -----------------------
R Steve Creamer...... 48 Chairman of the Board and Chief Executive Officer
Raul A. Deju......... 54 President and Chief Operating Officer
J.I. Everest, II..... 43 Chief Financial Officer, Treasurer, and
                         Assistant Secretary
Clinton W. Pike...... 47 Executive Vice President
Brett A. Hickman..... 38 Senior Vice President,  General Counsel and Secretary
Joseph M. Silvestri.. 38 Director

R Steve Creamer. Mr. Creamer is the Chairman of the Board and Chief Executive Officer of the Company and ISG. Immediately prior to his employment with the Company, Mr. Creamer was CEO (from 1992 to 1997) and the founder of ECDC Environmental L.C., the largest rail-served industrial waste management facility in North America. Prior to that, Mr. Creamer served as CEO of Creamer & Noble, an engineering firm based in St. George, Utah. He earned a B.S. degree in Civil and Environmental Engineering from Utah State University in 1973. Mr. Creamer is a Professional Engineer.

Raul A. Deju. Dr. Deju is the President and Chief Operating Officer of the Company and ISG. Dr. Deju served as a Director of Rockwell Hanford Operations through 1981, Senior Vice President of International Technologies, Inc. through 1987 and Regional President of several subsidiaries of WMX Technologies, Inc. through 1995. Dr. Deju served as Chairman and CEO of DGL International through 1997, and Board Chairman of Isadra, Inc. Dr. Deju has been on the Board of Directors of various national and international WMX subsidiaries, Advanced
Sciences,  Inc.  and  Isadra,  Inc.  Dr.  Deju is a member  of ISG's  Boards  of
Directors. Dr. Deju is an advisor to a committee of the U.S. Secretary of Commerce and has served on the U.S. Environmental Protection Agency Advisory Committee. Dr. Deju received a B.S. degree in Mathematics and Physics in 1966 and a Ph.D. degree in Engineering Geology in 1969 from the New Mexico Institute of Mining and Technology.

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

Clinton W. Pike. Mr. Pike is the Executive Vice President of Manufactured Products. Since he began his service in 1990, Mr. Pike has served as Vice President of Business Development for the Company, establishing the Business and Product Development Program, and spearheading nontraditional business advancement and growth through acquisitions and the development of new markets. Prior to his service with the Company, he was Coordinator, Fuel and Ash Quality with Georgia Power Company, where he directed a total CCP management program. Mr. Pike earned a B.S. degree in Biology (Chemistry minor) from Georgia Southwestern College in 1974.

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

Joseph M. Silvestri. Mr. Silvestri has been a director of the Company since its acquisition by ISG. Mr. Silvestri has been employed by Citibank Venture Capital Ltd. (CVC) since 1990 and has served as a Vice President there since 1995. Mr. Silvestri is a director of ISG, International Media Group, Polyfibron Technologies, Frozen Specialties, Glenoit Mills, Euramax and Triumph Group.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder, require the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers Automated Quotations System and to furnish the Company with copies thereof. None of the Company's executive officers and directors and ten-percent owners of ISG own any shares in the Company. Accordingly, no such reports have been, or need to be, filed.

Item 11.      Executive Compensation

The following table shows the compensation paid by the Company to its current Chairman and Chief Executive Officer, and the Company's other most highly paid executive officers.


                           Summary Compensation Table

                               Annual Compensation

                                                                                                               Other Annual
      Name and Principal Position(1)                             Fiscal Year     Salary (2)      Bonus       Compensation (3)
      -------------------------------                            -----------     ---------      -------      -----------------
      R Steve Creamer (4)                                              1999       $260,000      $34,667              $5,000
      Chairman, Chief Executive Officer                                1998        193,747      130,000               5,150
                                                                       1997         24,231            0                   0

      Raul A. Deju (4)                                                 1999        250,016       33,333               5,000
      President and Chief Operating Officer                            1998        182,869      121,338               5,150
                                                                       1997         23,710            0                   0

      J.I. Everest, II (4)                                             1999        204,561       26,667               5,000
      Chief Financial Officer, Treasurer and                           1998        145,934      108,337               8,092
      Assistant Secretary                                              1997         28,647            0                   0

      Clinton W. Pike                                                  1999        166,862       65,000               5,000
      Executive Vice President                                         1998        160,461      191,700             106,886
                                                                       1997        149,255      119,492               4,374

      Brett Hickman                                                    1999        150,010       20,000               5,000
      Senior Vice President, General Counsel and                       1998         75,003      104,000               4,500
      Secretary

(1)      Positions indicated were as of December 31, 1999.

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


Item 12.      Security Ownership of Certain Beneficial Owners and Management

The Company is wholly owned by ISG. The following table sets forth the number of shares of ISG's common stock beneficially owned as of March 29, 2000, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each director and director nominee, (iii) by each of the Company's named executive officers, and (iv) by all directors, director nominees and executive officers, as a group, as reported by each such person.


                                                                             Beneficial Ownership of    Beneficial Ownership of
                                                                                   Common Stock             Preferred Stock
                                                                                   ------------             ---------------
             Name and Address of Beneficial Owner                            Number of                  Number of
             ------------------------------------                             Shares       Percent        Shares       Percent
                                                                              ------       -------        ------       -------

             Citicorp Venture Capital, Ltd. (1)...........................     187,425        37.9         26,813        38.3
             R Steve Creamer (2)(3).......................................     150,266        30.4         25,351        36.2
             J.I. Everest, II (3).........................................      49,467        10.0          6,925         9.9
             CCT Partners IV, LP (4)......................................      33,075         6.7          4,732         6.8
             Raul A. Deju ................................................      45,317         9.2          2,023         2.9
             Joseph M. Silvestri..........................................         980         0.2            140         0.2
             Brett A. Hickman.............................................      4,950          1.0           700          1.0
             Clinton W. Pike (5)..........................................        -
             All directors and executive officers as a group
             (6 persons) (2)(3)(5)........................................     250,980        50.8         35,139        50.2

(1) The address of Citicorp Venture Capital, Ltd. is: 399 Park Avenue, 14th Floor, New York, NY 10043.
(2) Includes 112,700 shares owned by Mr. Creamer's adult son and three minor children.
(3) Messrs. Creamer and Everest beneficially own shares in ISG through RACT, Inc., a Utah corporation ("RACT"), which directly owns shares in ISG. The business address of RACT is: 136 East South Temple, Suite 1300, Salt Lake City, Utah 84111.
(4) The address of CCT Partners IV, LP is the same as that of Citicorp Venture Capital, Ltd.
(5) Mr. Pike, pursuant to his employment contract, has been granted an economic interest in one percent of all outstanding shares of the Company's stock as of the date of his employment agreement.


Item 13.      Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.       Financial Statements
                  See Index to Financial Statements on page F-1.

         2.       Financial Statement Schedules

                  All financial statement schedules have been omitted because either they are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3.       Exhibits

                          INDEX TO FINANCIAL STATEMENTS

ISG Resources, Inc. and Subsidiaries
Audited Consolidated  Financial  Statements as of December 31, 1999 and 1998 and
     for the Years Ended December 31, 1999 and 1998 and the Period From October 14, 1997 to December 31, 1997:
  Report of Independent Auditors.............................    F-2
  Consolidated Balance Sheets................................    F-3
  Consolidated Statements of Operations......................    F-5
  Consolidated Statements of Shareholder's Equity............    F-6
  Consolidated Statements of Cash Flows......................    F-7
  Notes to Consolidated Financial Statements.................    F-8

JTM Industries, Inc. and Subsidiary (Predecessor to ISG Resources, Inc.)
Audited Consolidated Financial Statements for the Period From January 1, 1997 to
     October 13, 1997:
  Report of Independent Accountants..........................    F-22
  Consolidated Statement of Loss and Accumulated Deficit.....    F-23
  Consolidated Statement of Cash Flows.......................    F-24
  Notes to Consolidated Financial Statements.................    F-25

                         Report of Independent Auditors

The Board of Directors
ISG Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ISG Resources, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholder's equity and cash flows for the years ended December 31, 1999 and 1998 and the period from October 14, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISG Resources, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the period from October 14, 1997 to December 31, 1997 in conformity with accounting principles generally accepted in the United States.


Ernst & Young LLP

Salt Lake City, Utah
March 3, 2000

                                       F-3
                      ISG Resources, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                         December 31
                                                       1999          1998
  Assets
  Current assets:
     Accounts receivable:
      Trade, net of allowance for doubtful
         accounts of $329,000 in 1999 and
         $170,000 in 1998                       $  21,167,616   $ 14,975,729
      Retainage receivable                            176,000        660,609
      Other                                           502,058        296,966
     Deferred tax asset                               316,161        251,355
     Inventories                                    4,055,425        387,258
     Other current assets                             829,661        645,969
  Total current assets                             27,046,921     17,217,886

  Property, plant and equipment:
     Land and improvements                          4,371,197      1,736,384
     Buildings and improvements                     6,839,777      3,610,621
     Vehicles and other operating equipment        27,189,160     20,090,872
     Furniture, fixtures and office equipment       1,161,456        494,753
                                                   39,561,590     25,932,630
     Accumulated depreciation                      (7,893,374)    (3,562,086)
                                                   31,668,216     22,370,544
     Construction in progress                       1,915,972      5,768,564
                                                   33,584,188     28,139,108

  Other assets:
     Intangible assets, net                       153,952,547    140,835,640
     Debt issuance costs, net                       4,826,010      5,192,893
     Other assets                                   1,052,845        346,209
  Total assets                                  $ 220,462,511   $191,731,736
  ----------------------------------------------================================

                                                          December 31

                                                   1999                  1998
                                           -------------------------------------
Liabilities and shareholder's equity
Current liabilities:

    Accounts payable                         $ 10,409,583            $ 4,066,487
    Accrued expenses:
      Payroll                                   1,288,732              1,801,657
      Interest                                  2,190,471              2,106,054
      Other                                     1,828,537              1,534,971
    Income taxes payable                        1,705,678                422,963
    Other current liabilities                     652,119                500,000
                                           -----------------       -------------
 Total current liabilities                     18,075,120             10,432,132

 Long-term debt                               133,500,000            110,000,000
 Deferred tax liabilities                      39,158,249             41,286,434
 Payable to Industrial Services Group             643,983                  -
 Other liabilities                              1,923,355              2,488,954

 Commitments and contingencies

 Shareholder's equity:
    Common stock, no par in 1999 and
      par value of $1 per share in 1998;
      100 shares authorized, issued and
      outstanding                              25,000,050                    100
    Additional paid-in capital                      -                 24,999,950
    Retained earnings                           2,161,754              2,524,166
                                           -------------------------------------
 Total shareholder's equity                    27,161,804             27,524,216

                                           -------------------------------------
 Total liabilities and shareholder's equity $ 220,462,511           $191,731,736
                                           =====================================


See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                   Period from
                                                                  October 14 to
                                     Year ended December 31        December 31
                                      1999           1998             1997
                                 ---------------------------------------------
Revenues:
   Product revenues              $ 20,319,575    $ 83,048,721     $  7,059,063
   Service revenues                35,885,697      34,243,854        5,583,981
                                 ---------------------------------------------
                                  156,205,272     117,292,575       12,643,044
Costs and expenses:
   Cost of products sold,
     excluding depreciation        83,442,725      51,878,447        4,864,226
   Cost of services sold,
     excluding depreciation        25,221,695      28,237,385        4,500,892
   Depreciation and amortization   13,091,131       9,140,938          908,619
   Selling, general and
     administrative expenses       18,962,157      14,144,765        1,255,680
   New product development          2,166,218          -                -
                                 ---------------------------------------------
                                  142,883,926     103,401,535       11,529,417
                                 ---------------------------------------------
                                   13,321,346      13,891,040        1,113,627
Interest income                        44,100         183,113           31,286
Interest expense                  (13,391,944)     (9,338,059)        (627,704)
Miscellaneous income, net             311,675          72,386                -
                                 ---------------------------------------------
Income before income tax expense      285,177       4,808,480          517,209
Income tax expense                    647,589       2,549,026          252,497
                                 ---------------------------------------------

Net income (loss)                $   (362,412)   $  2,259,454     $    264,712
                                 =============================================



See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
                 Consolidated Statements of Shareholder's Equity

                                            Additional                Total
                                 Common      Paid-In    Retained   Shareholder's
                                 Stock       Capital    Earnings      Equity
                             --------------------------------------------------
Balance at October 14, 1997         $100    $23,811,429   $       -  23,811,529
   Cash contribution                   -      1,188,521           -   1,188,521
   Net income                          -              -     264,712     264,712
                             --------------------------------------------------
Balance at December 31, 1997         100     24,999,950     264,712  25,264,762
   Net income                          -              -   2,259,454   2,259,454
                             --------------------------------------------------
Balance at December 31, 1998         100     24,999,950   2,524,166  27,524,216
   Change to no par value     24,999,950    (24,999,950)          -           -
   Net loss                            -              -    (362,412)   (362,412)
                             --------------------------------------------------
Balance at December 31, 1999 $25,000,050  $           - $ 2,161,754 $27,161,804
                             ==================================================



See accompanying notes.

                                       F-7
                      ISG Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                     Period from
                                                                   October 14 to
                                             Year ended December 31  December 31
                                                   1999       1998      1997
                                             ----------------------------------

Operating activities
Net income (loss)                             $  (362,412)$ 2,259,454  $264,712
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization             13,091,131   9,140,938   908,619
     Amortization of debt issuance costs          702,032     463,585         -
     Deferred income taxes                     (2,229,539) (1,697,407) (276,245)
     Loss on sale of assets                        24,168      46,513         -
     Gain on sale of subsidiary                  (333,749)          -         -
     Changes in operating assets and
      liabilities:
         Receivables                           (2,755,382) (1,479,648)  691,534
         Inventories                           (1,733,832)    231,658         -
         Other current and non-current assets    (879,189)    (91,603)  (22,569)
         Accounts payable                       4,485,877    (606,834)(1,035,993)
         Income taxes payable                   1,257,583    (245,447)  528,742
         Accrued expenses                        (929,504)    759,326   755,913
         Other current and non-current
           liabilities                           (132,821)   (570,491)   28,387
                                             ----------------------------------
Net cash provided by operating activities      10,204,363   8,210,044 1,843,100

Investing activities
Purchase of businesses, net of cash acquired  (24,866,989)(77,753,012)        -
Proceeds from sale of subsidiary                  750,000           -         -
Additions to intangible assets                   (877,349)   (691,847)        -
Purchases of property, plant and equipment     (8,790,870) (8,574,086)  (19,491)
Proceeds from sales of property, plant
   and equipment                                  415,994     396,399         -
                                             -----------------------------------
Net cash used in investing activities         (33,369,214)(86,622,546)  (19,491)

Financing activities
Proceeds from long-term debt                  127,000,000 154,000,000         -
Payments on long-term debt                   (103,500,000)(73,000,000)        -
Debt issuance costs                              (335,149) (5,656,478)        -
Cash contributions                                      -          -  1,188,521
                                             ----------------------------------
Net cash provided by financing activities      23,164,851  75,343,522 1,188,521
                                             ----------------------------------

Net (decrease) increase in cash and
   cash equivalents                                     -  (3,068,980)3,012,130
Cash and cash equivalents at
   beginning of period                                  -   3,068,980    56,850
                                             -----------------------------------
Cash and cash equivalents at
   end of period                             $          - $        - $3,068,980
                                             ===================================

Cash paid for interest                       $ 12,605,495 $ 7,396,124   $     -
                                             ===================================
Cash paid for income taxes                   $    902,123 $ 3,989,414   $     -
                                             ===================================
See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. Basis of Presentation

ISG Resources, Inc., a Utah corporation (the "Company"), is a wholly owned subsidiary of Industrial Services Group, Inc. ("ISG"). ISG was formed in September 1997 and acquired the stock of JTM Industries, Inc. ("JTM") on October 14, 1997. In 1998, JTM acquired the stock of Pozzolanic Resources, Inc. ("Pozzolanic"), Power Plant Aggregates of Iowa, Inc. ("PPA"), Michigan Ash Sales Company, d.b.a. U. S. Ash Company, together with two affiliated companies, U.S. Stabilization, Inc. and Flo Fil Company, Inc., (collectively, "U.S. Ash"), and Fly Ash Products, Inc. ("Fly Ash Products") (collectively, the "1998 Acquisitions"). Effective January 1, 1999, JTM, Pozzolanic, PPA, U.S. Ash, Fly Ash Products and their wholly owned subsidiaries merged with and into the Company (the "Merger"). Pneumatic Trucking, Inc., a wholly owned subsidiary of Michigan Ash Sales Company, was not merged into the Company. Consequently, Pneumatic became a wholly owned subsidiary of the Company.

On January 7, 1999, the Company acquired all of the outstanding stock of Best Masonry and Tool Supply ("Best") for approximately $13,300,000 in cash and paid off outstanding debt of Best totaling approximately $2,400,000.

On May 27, 1999, the Company acquired all of the outstanding stock of Mineral Specialties, Inc. ("Specialties") for approximately $1,314,000 in cash.

On June 2, 1999, the Company acquired all of the outstanding stock of Irvine Fly Ash, Inc. ("Irvine") for approximately $6,321,000 in cash.

On October 26, 1999, the Company acquired all of the outstanding  stock of Lewis
W. Osborne, Inc. ("Osborne") and United Terrazzo Supply Co., Inc. ("Terrazzo") for approximately $1,219,000 in cash.

On December 1, 1999, the Company acquired all of the outstanding stock of Magna Wall, Inc. ("Magna Wall") for approximately $1,542,000 in cash.

Each of the above acquisitions was accounted for under the purchase method of accounting and, accordingly the results of operations of each acquisition have been included in the consolidated financial statements since the respective date of acquisition.

The purchase prices of the above acquisitions were allocated based on estimated fair values of assets and liabilities at the respective dates of acquisition.
Goodwill resulting from the difference between the purchase prices plus acquisition costs and the net assets of the companies acquired in 1999 totaled approximately $20,073,000. All recorded goodwill is being amortized on a straight-line basis over 20 to 25 years.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

1. Basis of Presentation (continued)

The following pro forma combined financial information reflects operations as if all of the above acquisitions and the related financing transactions had occurred as of January 1, 1998. The pro forma combined financial information is presented for illustrative purposes only, does not purport to be indicative of the Company's results of operations as of the date hereof and is not necessarily indicative of what the Company's actual results of operations would have been had the acquisitions and the financing transactions been consummated on such date.

                                     Year Ended December 31
                                    1999                1998
                             ------------------- -------------------
          Revenues           $ 164,840,000       $ 155,313,000
          Net loss           $    (409,878)      $  (1,652,000)

On November 29, 1999, the Company sold all of the outstanding stock of Pneumatic Trucking, Inc., a wholly owned subsidiary of the Company, for approximately $750,000 in cash. The Company recognized a gain of approximately $334,000 on this sale which is included in miscellaneous income in the consolidated statement of operations.

2.  Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company  operates two principal lines of business:  coal combustion  product
(CCP) management and building materials manufacturing and distribution. The CCP division purchases, removes and sells fly ash and other by-products of coal combustion to producers and consumers of building materials and construction related products throughout the United States. The building materials division manufactures and distributes masonry construction materials to residential and commercial contractors in Texas, California, Georgia and Florida.

Principles of Consolidation

These financial statements reflect the consolidated financial position and results of operations of ISG Resources, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' amounts to conform to the current year presentation.

Revenue Recognition

Revenue from the sale of products is recognized  primarily upon passage of title
to  the  customer,   which  generally   coincides  with  physical  delivery  and
acceptance. CCP product revenues generally include transportation charges associated with delivering the material.

                     ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2. Description of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

Cost of CCP products sold are primarily amounts paid to the utility companies to purchase product and transportation costs of delivering the product to the customer. Cost of services sold includes landfill fees and transportation charges to deliver the product to the landfill. Overhead charges incurred by a facility which generates both product and service revenues are allocated to cost of products sold and cost of services sold based on the percentage of revenue.

Concentrations of Credit Risk

Concentrations of credit risk in accounts receivable are limited due to the large number of customers comprising the Company's customer base throughout the United States. No single customer provides 10 percent or more of the Company's revenue. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer accounts receivable. Historically, the Company has not had significant uncollectible accounts.

New Product Development

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $1,796,032 for the year ended December 31, 1999 were made for research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. Expenditures of $370,186 for the year ended December 31, 1999 were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs when they are incurred. The Company incurred no new product development costs in the year ended December 31, 1998 or the period from October 14, 1997 to December 31, 1997.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2. Description of Business and Summary of Significant Accounting Policies (continued)

Inventories

The Company accounts for inventory balances using the lower of cost or market method on a first-in, first-out basis. Inventories consist of the following at December 31:

                                     1999                   1998
                              --------------------- ---------------------
    Raw materials                 $     234,073         $           -
    Finished goods                    3,821,352               387,258
                              --------------------- ---------------------
                                     $4,055,425         $     387,258
                              ===================== =====================

Property, Plant and Equipment

Property, plant and equipment acquired in the acquisitions described above were recorded at estimated fair value at the dates of the respective acquisitions.
Property, plant and equipment acquired subsequent thereto, renewals and betterments are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation is provided over the estimated useful lives or lease terms, if less, using the straight-line method as follows:

                  Land  improvements                            1 to 20 years
                  Buildings and  improvements                   3 to 40 years
                  Vehicles  and other  operating  equipment     2 to 12 years
                  Furniture, fixtures and office equipment       1 to 7 years

Depreciation expense was approximately $4,996,000, $3,281,000 and $454,000 for the years ended December 31, 1999 and 1998 and the period from October 14, 1997 to December 31, 1997, respectively.

Intangible Assets

Intangible assets consist of goodwill, contracts, patents and licenses, and assembled workforce. Amortization expense was approximately $8,095,000, $5,860,000 and $455,000 for the years ended December 31, 1999 and 1998 and the period from October 14, 1997 to December 31, 1997, respectively. Amortization is provided over the estimated period of benefit, using the straight-line method as follows:

                  Goodwill                                 20 to 25 years
                  Contracts                                10 to 20 years
                  Patents and licenses                     13 to 19 years
                  Assembled workforce                             8 years

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2. Description of Business and Summary of Significant Accounting Policies (continued)

Debt Issuance Costs

Debt issuance costs relate to costs incurred with the issuance of the Senior Subordinated Notes and the Secured Credit Facility. These costs are being amortized to interest expense over the respective lives of the debt issues on a straight-line basis. Amortization expense was approximately $702,000, $464,000 and $0 for the years ended December 31, 1999 and 1998 and the period from October 14, 1997 to December 31, 1997, respectively.

Income Taxes

Deferred tax assets and liabilities are provided for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes.

Fair Value of Financial Instruments

Financial instruments included in various categories within the accompanying balance sheet consist of the following at December 31:

                                      1999                      1998
                            ----------------------------------------------------
                            Carrying        Fair        Carrying       Fair
                              Value         Value         Value        Value

                            --------------------------------------- ------------

Short-term assets           $ 21,845,674 $ 21,845,674 $ 15,933,304  $ 15,933,304
Short-term liabilities        16,369,442   16,369,442   10,009,169    10,009,169
Long-term debt:
   Senior subordinated notes 100,000,000   85,000,000  100,000,000    99,000,000
   Secured credit facility    33,500,000   33,500,000   10,000,000    10,000,000
Other liabilities              1,613,393    1,255,000    2,103,856     1,531,000

The carrying value of short-term assets and liabilities approximate fair value due to the short-term nature of the instruments. The carrying value of the secured credit facility approximates the fair value due to the variable interest rate features of the instrument. The fair value of the senior subordinated notes is based on quoted market prices. The fair value of other liabilities is based on the present value of future cash flows discounted at the Company's incremental borrowing rate.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2. Description of Business and Summary of Significant Accounting Policies (continued)

Long-lived Assets

Management evaluates the carrying value of all long-lived assets to determine recoverability when indicators of impairment are present based generally on an analysis of undiscounted cash flows compared to net book value. The Company also evaluates amortization periods of assets, including goodwill and other intangible assets, to determine if events or circumstances warrant revised estimates of useful lives. Management believes no material impairment in the value of long-lived assets exists at December 31, 1999.

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

3.    Intangible Assets

Intangible assets consist of the following at December 31:

                                                 1999               1998
                                          ------------------- ------------------
         Goodwill                             $  64,313,512   $      44,018,454
         Contracts                               98,522,146          97,960,644
         Patents and licenses                     2,787,431           2,471,584
         Assembled work force                     2,700,233           2,700,233
                                          ------------------- ------------------
                                                168,323,322         147,150,915
         Less accumulated amortization          (14,370,775)         (6,315,275)
                                          ------------------- ------------------
                                               $153,952,547        $140,835,640
                                          =================== ==================

4.   Long-term Debt

Secured Credit Facility

On March 4, 1998, the Company obtained a Secured Credit Facility provided by a syndicate of banks. The Secured Credit Facility enables the Company to obtain revolving secured loans from time to time to finance certain permitted acquisitions, to pay fees and expenses incurred in connection with certain acquisitions, to repay existing indebtedness, and for working capital and general corporate purposes.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

4.   Long-term Debt (continued)

Secured Credit Facility (continued)

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

The Secured Credit Facility requires the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio and minimum consolidated net worth and certain other financial and nonfinancial covenants, all as defined within the agreement. The Company was in compliance with all such covenants at December 31, 1999.

On April 30, 1999, the Secured Credit Facility was increased to $50,000,000 from $35,000,000. At December 31, 1999, $33,500,000 was outstanding, with $16,500,000 unused and available, under the Secured Credit Facility.

Senior Subordinated Notes

On April 22, 1998, the Company completed a private placement of $100,000,000 aggregate principal amount of 10% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") to finance the 1998 Acquisitions. Interest on the Senior Subordinated Notes is payable semi-annually on April 15 and October 15 of each year. The Senior Subordinated Notes will mature on April 15, 2008 and are guaranteed fully and unconditionally and on a joint and several basis by all of the Company's existing and future restricted subsidiaries, as defined in the indenture.

The Senior Subordinated Notes are redeemable at the option of the Company at various times throughout the term of the Senior Subordinated Notes at redemption prices specified in the indenture.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

4.  Long-term Debt (continued)

Senior Subordinated Notes (continued)

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

The aggregate maturities of all long-term debt for the five years subsequent to December 31, 1999 are as follows: $0 in 2000-2002, $33,500,000 in 2003, $0 in
2004 and $100,000,000 thereafter.

5.   Employee Benefit Plan

Prior to April 1, 1998, eligible employees of the Company were able to participate in a 401(k) savings plan (the "JTM Plan") sponsored by an affiliate of the former owner of JTM. Under the terms of the JTM plan, the Company was required to match employee contributions, as defined, up to 3% of the employees' compensation. Expenses related to the JTM plan were approximately $59,000 for the period from January 1, 1998 to March 31, 1998 and $44,000 for the period from October 14, 1997 to December 31, 1997.

Subsequent to April 1, 1998, eligible employees of the Company may participate in a 401(k) savings plan (the "ISG Plan") sponsored by ISG. The ISG Plan requires the Company to match employee contributions, as defined, up to 6% of the employees' compensation. Expenses related to the ISG Plan were approximately $458,000 and $265,000 for the year ended December 31, 1999 and the period from April 1, 1998 to December 31, 1998, respectively.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6.   Income Taxes

Income tax expense (benefit) consists of the following:

                                                             Period from
                                                            October 14 to
                           Year ended December 31            December 31
                          1999               1998                1997
                   ----------------------------------------------------------
Current:
     U.S. Federal   $   2,150,860         $3,542,755       $     459,626
     State                726,268            703,678              69,116
                   ----------------------------------------------------------
                        2,877,128          4,246,433             528,742
Deferred:
     U.S. Federal      (1,847,270)        (1,416,129)           (240,135)
     State               (382,269)          (281,278)            (36,110)
                   ----------------------------------------------------------
                       (2,229,539)        (1,697,407)           (276,245)
Total:
     U.S. Federal         303,590          2,126,626             219,491
     State                343,999            422,400              33,006
                   ----------------------------------------------------------
                         $647,589         $2,549,026       $     252,497
                   ==========================================================

Reconciliation of income tax expense at the U.S. statutory rate to the Company's tax expense is as follows:

                                                                    Period from
                                                                   October 14 to
                                       Year ended December 31       December 31
                                        1999               1998         1997
                                     -------------------------------------------
    35% of income before income tax  $  99,812    $     1,682,968   $    181,023

    Add:
       Non-deductible goodwill         901,551            527,208         42,702
       Other, net                     (353,774)           338,850         28,772
                                     -------------------------------------------
                                     $ 647,589    $     2,549,026   $    252,497
                                     ===========================================

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6.   Income Taxes (continued)

The major components of the deferred tax assets and liabilities as of December 31 are as follows:

                                                1999                1998
                                          --------------------------------------
 Deferred Tax Assets:
    Bad debt reserves                     $       128,602    $         66,572
    Accruals not currently deductible for
        tax purposes                              362,217             307,883
                                          --------------------------------------
 Total gross deferred tax assets                  490,819             374,455

 Deferred Tax Liabilities:
   Fixed asset basis differences                2,980,762           3,040,703
   Intangible asset basis differences          36,274,790          38,363,602
   Other                                           77,355               5,229
                                          --------------------------------------
 Total gross deferred tax liabilities          39,332,907          41,409,534
                                          --------------------------------------
 Net deferred tax liabilities             $   (38,842,088)       $(41,035,079)
                                          ======================================

7.   Commitments and Contingencies

Lease Obligations

Certain facilities and equipment are leased under non-cancelable operating leases, which generally have renewal terms, expiring in various years through 2006.

Future minimum payments under leases with initial terms of one year or more consisted of the following at December 31, 1999:

2000                                                           $ 5,006,179
2001                                                             4,446,385
2002                                                             3,418,469
2003                                                             2,413,442
2004                                                             1,203,922
Thereafter                                                         595,361
                                                          -------------------
Total minimum lease payments                               $    17,083,758
                                                          ===================

Total rental expense was approximately $7,595,000 for the year ended December 31, 1999, $6,113,000 for the year ended December 31, 1998 and $1,259,000 for the period from October 14, 1997 to December 31, 1997.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7.  Commitments and Contingencies (continued)

Sale and Purchase Commitments

The Company's contracts with its customers and suppliers require the Company to make minimum sales and purchases over ensuing years, approximated as follows:

                              Minimum             Minimum
                               Sales             Purchases

                        ------------------------------------

2000                         $ 363,000         $ 6,387,000
2001                           371,000           6,911,000
2002                           120,000           7,173,000
2003                           120,000           3,042,000
2004                           120,000           1,842,000
Thereafter                           -          10,174,000
                        ------------------------------------
                        $    1,094,000   $      35,529,000
                        ====================================

Minimum sales and purchases under contracts with minimum requirements approximated $806,000 and $5,930,000, respectively, for the year ended December 31, 1999 and $800,000 and $4,523,000, respectively, for the year ended December 31, 1998 and $249,000 and $318,000, respectively, for the period from October 14, 1997 to December 31, 1997.

Royalty Commitments

In connection with a 1998 acquisition, the Company agreed to pay a minimum of $500,000 per year commencing in 1999 and continuing through 2003 for royalties related to the sale of certain Class C fly ash. The current portion of this liability is recorded in other current liabilities and the long-term portion is recorded in other long-term liabilities in the accompanying balance sheets.

In 1999, the Company entered into a license agreement for certain technology for which the Company agreed to pay a minimum of $200,000 in 2001, $300,000 in 2002, $400,000 in 2003 and $500,000 per year thereafter for as long as the license agreement is effective. The payments are for future royalties on net sales and sub-license or royalty revenue received related to this license and will be expensed in the period the related revenue is recognized.

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7. Commitments and Contingencies (continued)

Legal Proceedings

There are various legal proceedings against the Company arising in the normal course of business. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Employment Agreements

The Company has employment agreements with certain of its employees. The terms of these agreements begin to expire in 2000 with annual extensions to be exercised by mutual consent of both parties. Without considering these extensions, these employment agreements provide for total annual base compensation of approximately $2,256,000 in 2000, $1,301,000 in 2001, $771,000
in 2002 and $134,000 in 2003.

Medical Insurance

Effective April 1, 1998, the Company established a self-funded medical insurance plan for its employees with stop-loss coverage for amounts in excess of $40,000 per individual and approximately $1,530,000 in the aggregate for the current plan period ended December 31, 1999. The Company has contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred, including an estimate of costs incurred but not reported at the balance sheet dates. In the accompanying balance sheets, $112,000 and $324,000 has been accrued as of December 31, 1999 and 1998, respectively, related to this liability.

8.  Reportable Segments

As discussed in note 2, the Company operates in two reportable segments: the CCP division and the building materials division. The CCP division consists primarily of three operating units that manage and market CCPs in North America. The building materials division consists of four legal entities, Best, Osborne, Terrazzo and Magna Wall. The Company's two reportable segments are managed separately based on fundamental differences in their operations.

The Company evaluates performance based on profit or loss from operations before depreciation, amortization, income taxes and interest expense (EBITDA). The Company derives a majority of its revenues from CCP sales and the chief operating decision makers rely on EBITDA to assess the performance of the segments and make decisions about resources to be allocated to the segments. Accordingly, EBITDA is included in the information reported below. Certain expenses are maintained at the Company's corporate

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8.  Reportable Segments (continued)

headquarters and are not allocated to the segments. Such expenses primarily include interest expense, corporate overhead costs, certain non-recurring gains and losses and intangible asset amortization. Inter-segment sales are generally accounted for at cost and are eliminated in consolidation.

The building materials division includes financial data for Best from January 1 through December 31, 1999, Osborne and Terrazzo for the period from October 26 to December 31, 1999 and Magna Wall for the month of December 1999. Amounts included in the "Other" column include financial information for the Company's corporate, R&D and other administrative business units.

The Company did not report segment information prior to the year ended December 31, 1999, as it operated in only one significant business segment prior to 1999. Information about reportable segments, and reconciliation of such information to the consolidated totals as of and for the year ended December 31, 1999, is as follows:


                                       Building                    Consolidated
                             CCP       Materials      Other           Total
                       ------------ -------------- ------------- ---------------
Revenue               $134,631,711   $20,821,159      $ 752,402   $156,205,272
EBITDA                  32,096,154     2,811,482     (8,139,384)    26,768,252
Total Assets            49,929,505     6,683,098    163,849,908    220,462,511
Expenditures for PP&E    7,520,689       350,610        919,571      8,790,870


The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment assets reflect those specifically attributable to the individual segments and include accounts receivable, inventory and property, plant and equipment. All other assets are included in the "Other" column.

9.  Related Party Transactions

The Company's parent, ISG, files a consolidated income tax return including the Company and all of its subsidiaries. As the Company records all tax payments and receipts, a payable to ISG for $643,983 has been recorded to reflect amounts owed to ISG relating to ISG's interest deductions included in the 1998 consolidated tax return filed in 1999.

10.  Subsequent Event

On March 2, 2000, the Company acquired directly and indirectly through ISG Manufactured Products, Inc., a newly formed wholly owned subsidiary of the Company, 100% of the partnership interests in Don's Building Supply L.L.P. ("Don's") for a purchase price of $6,000,000 in cash. The Company expects the purchase price to increase or decrease within sixty days of the closing date based on 1999 EBITDA, as defined, and working capital as of February 29, 2000. Don's is engaged in the retail and wholesale distribution of construction materials to residential and commercial contractors.

                        Report of Independent Accountants
                        ---------------------------------

     To the Board of Directors and
     Shareholders of JTM Industries, Inc:

     In our opinion, the consolidated statements of loss and accumulated deficit and cash flows for the period from January 1, 1997 to October 13, 1997 (appearing on pages F-23 through F-31 in this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of JTM Industries, Inc. and its subsidiary for the period from January 1, 1997 to October 13, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of JTM Industries, Inc. for any period subsequent to October 13, 1997.

     PRICEWATERHOUSECOOPERS LLP
     February 16, 1998
     Charlotte, North Carolina

                              JTM INDUSTRIES, INC.
             CONSOLIDATED STATEMENT OF LOSS AND ACCUMULATED DEFICIT
                                ($000's omitted)

                                                                 Period from
                                                                 January 1 to
                                                                 October 13,
                                                                    1997
                                                            -------------------
Revenues:
Product revenues...........................................    $        25,613
Service revenues...........................................             25,682
                                                            -------------------
                                                                        51,295

Cost of product revenues, excluding depreciation...........             20,702
Cost of service revenues, excluding depreciation...........             19,999
Depreciation and amortization..............................              5,279
Selling, general and administrative expenses................             3,633
                                                            -------------------
Income from operations.....................................              1,682
Intercompany interest expense..............................              4,160
Interest expense............................................                 -
                                                            -------------------
                                                                        (2,478)
Income tax expense.........................................               (612)
                                                            -------------------
Net loss...................................................             (3,090)
Accumulated deficit - beginning of period..................             (3,966)
                                                            -------------------
Accumulated deficit - end of period.......................     $        (7,056)
                                                            ===================


   The accompanying notes are an integral part of these financial statements.

                              JTM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($000's omitted)

                                                                  Period from
                                                                  January 1 to
                                                                  October 13,
                                                                      1997
                                                              ------------------
Net Cash Provided By (Used In):
Operating activities......................................... $           521
Investing activities.........................................            (681)
                                                              ------------------
Net cash used by operating and investing activities..........            (160)
Non-cash activities..........................................            (797)
                                                              ------------------
                                                                         (957)
Intercompany notes payable - beginning of period.............         (48,450)
                                                              ------------------
Intercompany notes payable - end of period................... $       (49,407)
                                                              ==================
Operating activities:
Net loss..................................................... $        (3,090)
Items not affecting cash:
  Loss on disposal of fixed assets...........................             305
  Depreciation and amortization..............................           5,279
  Deferred income taxes......................................             150
Cash provided by (used in) financing working capital:
  Trade and other accounts receivable........................          (1,898)
  Other current assets.......................................              87
  Accounts payable and accrued liabilities...................            (312)
                                                              ------------------
Net cash provided by operating activities.................... $           521
                                                              ==================
Investing activities:
Purchase of fixed assets..................................... $          (681)
Proceeds from sale of fixed and other assets.................               -
                                                              ------------------
Net cash used in investing activities........................ $          (681)
                                                              ==================

Supplemental cash flow information:
  Noncash transaction:
     Transfers of fixed assets from parent................... $           107
     Accounts payable related to fixed assets................               -
  Cash paid (received) for:
     Interest................................................ $         4,160
     Income taxes to (from) parent........................... $           462

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

         The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of income and expenses and disclosure of contingencies. Future events could alter such estimates in the near term.

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

                Buildings.......................     20 to 40 years
                Vehicles and other..............      3 to 15 years

         The  company  periodically  reviews  the  carrying  values of its fixed assets to determine whether such values are recoverable. Any resulting write-downs are charged against income. Depreciation expense amounts to $1,191 for the period from January 1, 1997 to October 13, 1997.

d) Other assets

         Goodwill is amortized on a straight-line basis over forty years. The amount of any impairment is charged against income. During the period from January 1, 1997 to October 13, 1997, in connection with the planned sale of the Company, Laidlaw wrote down the assets of the Company to fair value which resulted in a charge against goodwill of $3,300.

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

f) Revenue (continued)

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

3. Benefit Plans

         Eligible employees of the Company may participate in a 401(k) savings plan sponsored by Laidlaw. The 401(k) plan requires the Company to match employee contributions as defined, up to 3% of the employees' compensation. Expenses related to the 401(k) plan were approximately $294 for the period from January 1, 1997 to October 13, 1997.

                              JTM INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                ($000's Omitted)

4. Lease Commitments

         Rental expense incurred under operating leases amounted to $4,334 for the period from January 1, 1997 to October 13, 1997.

         Rentals payable under operating leases for premises and equipment as of October 13, 1997 are as follows:

1998...........................................................  $       4,518
1999...........................................................          3,264
2000...........................................................          1,553
2001...........................................................          1,440
2002...........................................................            753
Thereafter.....................................................          1,600
                                                                ---------------
                                                                 $      13,128
                                                                ===============

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

6. Related party transactions

         Included in the financial statements are related party transactions between the Company and Laidlaw. These related party transactions are as follows:

                                     Period from
                                    January 1 to
                                     October 13,
                                        1997
                              ----------------------
Management fees................... $        491
Administrative fees............... $        249
Intercompany sales................ $      2,814
Allocated insurance expense....... $        515
Interest expense.................. $      4,160

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

         In preparation for the disposal of the Company, certain closure liabilities amounting to $1,650 were transferred to Laidlaw, net of the related deferred tax asset of $578. Additionally, a long-term receivable in the amount of $1,008, net of an allowance of $963, was transferred to Laidlaw. A deferred tax asset of $337 related to the allowance was also transferred to Laidlaw.

7. Income taxes

         The components of income tax expense for the period from January 1, 1997 to October 13, 1997 are as follows:

Current federal provision (benefit).............. $                421
Current state provision..........................                   41
Deferred federal provision.......................                  150
                                                  ---------------------
Total income tax provision (benefit)............. $                612
                                                  =====================

                              JTM INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                ($000's Omitted)

7. Income taxes (continued)

         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Components of deferred tax liabilities and assets at October 13, 1997 are as follows:

Deferred tax assets:
  Allowance for bad debts.......................... $               142
  Closure reserve..................................                  97
  Other accrued liabilities........................                  91
Deferred tax liabilities:
  Fixed assets.....................................                 (1)
                                                    --------------------
Net deferred tax assets............................ $              329
                                                    ====================

         The difference between the federal statutory tax rate and the effective tax rate on continuing operations for the period from January 1, 1997 to October 13, 1997 are as follows:

Federal statutory tax rate..............................          35.0%
Goodwill amortization not deductible for tax purposes...         (57.7%)
State income taxes......................................          (1.1%)
Other items - net.......................................          (0.9%)
                                                        ----------------
Effective tax rate......................................         (24.7%)
                                                        ================

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

9. Subsequent Event

         On October 14, 1997, Laidlaw, Inc. sold all of the outstanding shares of the Company for $5,817,000 in cash, a $29,000,000 senior bridge note and a $17,500,000 9% Junior Subordinated Promissory Note due 2005.

   Exhibits

     **2.1   Plan of Merger for January 1, 1999 Merger.
     **2.2   Plan of Merger for July 31, 1999 Merger.
     *3.1    Articles of Incorporation of JTM Industries, Inc.
     *3.1a   Articles of Amendment of Articles of Incorporation of JTM
             Industries, Inc.
     *3.2    By Laws of JTM Industries, Inc.
     *3.3    Articles of Incorporation of KBK Enterprises, Inc.
     *3.4    By Laws of KBK Enterprises, Inc.
     *3.5    Articles of Incorporation of Pozzolanic Resources, Inc.
     *3.6    By Laws of Pozzolanic Resources, Inc.
     *3.7    Articles of Incorporation of Power Plant Aggregates of Iowa, Inc.
     *3.8    By Laws of Power Plant Aggregates of Iowa, Inc.
     *3.9    Articles of Incorporation of Michigan Ash Sales Company,
             d.b.a. U.S. Ash Company.
     *3.10   By Laws of Michigan Ash Sales Company, d.b.a. U.S. Ash Company.
     *3.11   Articles of Incorporation of Flo Fil Co., Inc.
     *3.12   By Laws of Flo Fil Co., Inc.
     *3.13   Articles of Incorporation of U.S. Stabilization, Inc.
     *3.14   By Laws of U.S. Stabilization, Inc.
     *3.15   Articles of Incorporation of Fly Ash Products, Inc.
     *3.16   By Laws of Fly Ash Products, Inc.
    **3.17   Articles of Incorporation of ISG Resources, Inc.
    **3.18   Bylaws of ISG Resources, Inc.
    **3.19   Articles of Merger for ISG Resources, Inc. (1/1/99 Merger)
    **3.20   Articles of Merger filed in Texas. (1/1/99 Merger)
    **3.21   Articles of Merger filed in Pennsylvania. (1/1/99 Merger)
    **3.22   Articles of Merger for Pozzolanic Resources, Inc. (1/1/99 Merger)
    **3.23   Articles of Merger for St. Helens Investments, Inc. (1/1/99 Merger)
    **3.24   Articles of Merger for Pozzolanic Northwest, Inc. (1/1/99 Merger)
    **3.25   Articles of Merger for Pozzolanic Northwest Bulk Carriers, Inc.
             (1/1/99 Merger)
    **3.26   Articles of Merger filed in Iowa. (1/1/99 Merger)
    **3.27   Articles of Merger filed in Michigan. (1/1/99 Merger)
    **3.28   Articles of Merger filed in Arkansas. (1/1/99 Merger)
    **3.29   Articles of Merger for ISG Resources, Inc. (1/1/99 Merger)
    **3.30   Articles of Merger filed in Montana. (7/1/99 Merger)
    **3.31   Articles of Merger filed in Ohio. (7/1/99 Merger)
     *4.1    Indenture, dated as of April 22, 1998, by and among JTM Industries,
             Inc., the Subsidiary Guarantors and U.S. Bank National Association,
             as Trustee.
     *5.1    Opinion and consent of Morgan, Lewis & Bockius LLP as to the legality of the securities being registered.
     *10.1   Purchase Agreement dated as of April 17, 1998 by and among JTM
             Industries, Inc., the Subsidiary Guarantors and NationsBanc
             Montgomery Securities LLC and CIBC Oppenheimer Corp.
     *10.2   Registration Rights Agreement dated as of April 22, 1998, by and among JTM Industries, Inc., the Subsidiary Guarantors and
             NationsBanc Montgomery Securities LLC and CIBC Oppenheimer Corp.
     *10.3   Purchase Agreement dated as of February 27, 1998 by and among JTM
             Industries, Inc., Pozzolanic Resources, Inc. and Gerald Peabody,
             Penelope Peabody and Kokan Company Limited.
     *10.4   Stock Purchase Agreement from Power Plant Aggregates of Iowa, Inc.
     *10.5   Purchase Agreement dated as of March 1998 between JTM Industries,
             Inc. and Jack Wirt.
     *10.6   Purchase Agreement dated as of March 27, 1998, between JTM
             Industries, Inc., Donald A. Thomas, Phyllis S. Thomas and Donald W.
             Birge.
     *10.7   Secured Credit Facility dated March 4, 1998 among JTM Industries,
             Inc. and a syndicate of banks with NationsBank, N.A., as
             administrative agent, and Canadian Imperial Bank of Commerce, as documentation agent.
     *10.8   First Amendment dated as of May 29, 1998 to the Credit Agreement dated March 4, 1998 among JTM Industries, Inc. and a syndicate of banks with NationsBank, N.A. as administrative agent, and Canadian
             Imperial Bank of Commerce, as documentation agent.
    **10.9   Stock Purchase Agreement dated January 1999, among ISG Resources,
             Inc., James M. Isaac and Tommy C. Isaac.
    **10.10  Purchase Agreement dated October 26, 1999, between ISG Resources,
             Inc. and Mary Ellen Dentis, Trustee.
    **10.11  Purchase Agreement dated November 1999, among ISG Resources, Inc.
             and Bill E. Nichols, John W. Nichols and Debbie Dickie
    **10.12  Stock Purchase Agreement between William Leslie & ISG Resources,
             Inc.
    **10.13  Partnership Regulations for Don's Building Supply, LLP.
    **10.14  Employment Agreement between JTM Industries, Inc. (predecessor to
             ISG Resources, Inc.) and Clinton W. Pike, Sr.
  **10.14(a) Amendment to Mr. Pike's Employment Agreement.
  **10.14(b) Second Amendment to Mr. Pike's Employment Agreement.
    **10.15  Employment Agreement between ISG Resources, Inc. and R Steve
             Creamer.
    **10.16 Employment Agreement between ISG Resources, Inc. and Raul A. Deju. **10.17 Employment Agreement between ISG Resources, Inc. and Jean I.
             Everest, II.
    **10.18  Employment Agreement between ISG Resources, Inc. and Brett A.
             Hickman.
    **10.19  Stock Purchase Agreement dated October 1999 between ISG Resources,
             Inc. and WEBE Enterprises, Ltd.
    **10.20  Stock Purchase Agreement dated June 2, 1999 between Koch Carbon,
             Inc. and ISG Resources, Inc.
    **12.1   Statement re Computation of Ratio of Earnings to Fixed Charges.
     *21.1   Subsidiaries of ISG Resources, Inc.
    **21.2   Subsidiaries of the Registrant (As of March 30, 2000)
      *24    Powers of Attorney.
     *25.1   Statement of Eligibility of U.S. Bank National Association, as
             Trustee, on Form T-1.
    **27.1   Financial Data Schedule.
     *99.1   Form of Letter of Transmittal  respecting the exchange of the 10%
             Senior  Subordinated  Notes due 2008  which have been registered under the United States Securities Act of 1933 for 10% Senior
             Subordinated Notes due 2008.
     *99.2   Form of Notice of Guaranteed Delivery.

    -----------
    *    Previously Filed.
    **   Filed herewith.


(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ISG Resources, Inc.
                                (Registrant)

Date:  March 30, 2000       By:    /s/  R Steve Creamer
                                --------------------------------
                                R Steve Creamer, Chairman and Chief Executive

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                    Title                                 Date
    ---------                    -----                                 ----

/s/ R Steve Creamer       Chairman and Chief Executive Officer     March 30,2000
------------------
R Steve Creamer

/s/ Raul A Deju           President and Chief Operating Officer    March 30,2000
---------------
Raul A. Deju

/s/ J.I. Everest, II      Chief Financial Officer, Treasurer and   March 30,2000
---------------------     Assistant Secretary
J.I. Everest, II

/s/ Joseph M. Silvestri   Director                                March 30, 2000
-----------------------
Joseph M. Silvestri