Form 10-K/A
period 1999-12-31
ISG RESOURCES INC
filed 2000-04-25
CIK 1063018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the Fiscal Year Ended December 31, 1999
                          -----------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No fee required]

For the transition period from  N/A   to N/A
                              ------     -----
Commission File Number 333-56217


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

         3.       Exhibits

   Exhibits

     *2.1    Plan of Merger for January 1, 1999 Merger.
     *2.2    Plan of Merger for July 31, 1999 Merger.
     *3.1    Articles of Incorporation of JTM Industries, Inc.
     *3.1a   Articles of Amendment of Articles of Incorporation of JTM
             Industries, Inc.
     *3.2    By Laws of JTM Industries, Inc.
     *3.3    Articles of Incorporation of KBK Enterprises, Inc.
     *3.4    By Laws of KBK Enterprises, Inc.
     *3.5    Articles of Incorporation of Pozzolanic Resources, Inc.
     *3.6    By Laws of Pozzolanic Resources, Inc.
     *3.7    Articles of Incorporation of Power Plant Aggregates of Iowa, Inc.
     *3.8    By Laws of Power Plant Aggregates of Iowa, Inc.
     *3.9    Articles of Incorporation of Michigan Ash Sales Company,
             d.b.a. U.S. Ash Company.
     *3.10   By Laws of Michigan Ash Sales Company, d.b.a. U.S. Ash Company.
     *3.11   Articles of Incorporation of Flo Fil Co., Inc.
     *3.12   By Laws of Flo Fil Co., Inc.
     *3.13   Articles of Incorporation of U.S. Stabilization, Inc.
     *3.14   By Laws of U.S. Stabilization, Inc.
     *3.15   Articles of Incorporation of Fly Ash Products, Inc.
     *3.16   By Laws of Fly Ash Products, Inc.
     *3.17   Articles of Incorporation of ISG Resources, Inc.
     *3.18   Bylaws of ISG Resources, Inc.
     *3.19   Articles of Merger for ISG Resources, Inc. (1/1/99 Merger)
     *3.20   Articles of Merger filed in Texas. (1/1/99 Merger)
     *3.21   Articles of Merger filed in Pennsylvania. (1/1/99 Merger)
     *3.22   Articles of Merger for Pozzolanic Resources, Inc. (1/1/99 Merger)
     *3.23   Articles of Merger for St. Helens Investments, Inc. (1/1/99 Merger)
     *3.24   Articles of Merger for Pozzolanic Northwest, Inc. (1/1/99 Merger)
     *3.25   Articles of Merger for Pozzolanic Northwest Bulk Carriers, Inc.
             (1/1/99 Merger)
     *3.26   Articles of Merger filed in Iowa. (1/1/99 Merger)
     *3.27   Articles of Merger filed in Michigan. (1/1/99 Merger)
     *3.28   Articles of Merger filed in Arkansas. (1/1/99 Merger)
     *3.29   Articles of Merger for ISG Resources, Inc. (1/1/99 Merger)
     *3.30   Articles of Merger filed in Montana. (7/1/99 Merger)
     *3.31   Articles of Merger filed in Ohio. (7/1/99 Merger)
     *4.1    Indenture, dated as of April 22, 1998, by and among JTM Industries,
             Inc., the Subsidiary Guarantors and U.S. Bank National Association,
             as Trustee.
     *5.1    Opinion and consent of Morgan, Lewis & Bockius LLP as to the legality of the securities being registered.
     *10.1   Purchase Agreement dated as of April 17, 1998 by and among JTM
             Industries, Inc., the Subsidiary Guarantors and NationsBanc
             Montgomery Securities LLC and CIBC Oppenheimer Corp.
     *10.2   Registration Rights Agreement dated as of April 22, 1998, by and among JTM Industries, Inc., the Subsidiary Guarantors and
             NationsBanc Montgomery Securities LLC and CIBC Oppenheimer Corp.
     *10.3   Purchase Agreement dated as of February 27, 1998 by and among JTM
             Industries, Inc., Pozzolanic Resources, Inc. and Gerald Peabody,
             Penelope Peabody and Kokan Company Limited.
     *10.4   Stock Purchase Agreement from Power Plant Aggregates of Iowa, Inc.
     *10.5   Purchase Agreement dated as of March 1998 between JTM Industries,
             Inc. and Jack Wirt.
     *10.6   Purchase Agreement dated as of March 27, 1998, between JTM
             Industries, Inc., Donald A. Thomas, Phyllis S. Thomas and Donald W.
             Birge.
     *10.7   Secured Credit Facility dated March 4, 1998 among JTM Industries,
             Inc. and a syndicate of banks with NationsBank, N.A., as
             administrative agent, and Canadian Imperial Bank of Commerce, as documentation agent.
     *10.8   First Amendment dated as of May 29, 1998 to the Credit Agreement dated March 4, 1998 among JTM Industries, Inc. and a syndicate of banks with NationsBank, N.A. as administrative agent, and Canadian
             Imperial Bank of Commerce, as documentation agent.
     *10.9   Stock Purchase Agreement dated January 1999, among ISG Resources,
             Inc., James M. Isaac and Tommy C. Isaac.
     *10.10  Purchase Agreement dated October 26, 1999, between ISG Resources,
             Inc. and Mary Ellen Dentis, Trustee.
     *10.11  Purchase Agreement dated November 1999, among ISG Resources, Inc.
             and Bill E. Nichols, John W. Nichols and Debbie Dickie
     *10.12  Stock Purchase Agreement between William Leslie & ISG Resources,
             Inc.
     *10.13  Partnership Regulations for Don's Building Supply, LLP.
     *10.14  Employment Agreement between JTM Industries, Inc. (predecessor to
             ISG Resources, Inc.) and Clinton W. Pike, Sr.
   *10.14(a) Amendment to Mr. Pike's Employment Agreement.
   *10.14(b) Second Amendment to Mr. Pike's Employment Agreement.
     *10.15  Employment Agreement between ISG Resources, Inc. and R Steve
             Creamer.
     *10.16 Employment Agreement between ISG Resources, Inc. and Raul A. Deju. *10.17 Employment Agreement between ISG Resources, Inc. and Jean I.
             Everest, II.
     *10.18  Employment Agreement between ISG Resources, Inc. and Brett A.
             Hickman.
     *10.19  Stock Purchase Agreement dated October 1999 between ISG Resources,
             Inc. and WEBE Enterprises, Ltd.
     *10.20  Stock Purchase Agreement dated June 2, 1999 between Koch Carbon,
             Inc. and ISG Resources, Inc.
     *12.1   Statement re Computation of Ratio of Earnings to Fixed Charges.
     *21.1   Subsidiaries of ISG Resources, Inc.
     *21.2   Subsidiaries of the Registrant (As of March 30, 2000)
      *24    Powers of Attorney.
     *25.1   Statement of Eligibility of U.S. Bank National Association, as
             Trustee, on Form T-1.
    **27.1   Financial Data Schedule.
     *99.1   Form of Letter of Transmittal  respecting the exchange of the 10%
             Senior  Subordinated  Notes due 2008  which have been registered under the United States Securities Act of 1933 for 10% Senior
             Subordinated Notes due 2008.
     *99.2   Form of Notice of Guaranteed Delivery.

    -----------
    *    Previously Filed.
    **   Filed herewith.


(b)      Reports on Form 8-K.

         None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ISG Resources, Inc.
                                (Registrant)

Date:  April 25, 2000       By:    /s/  R Steve Creamer
       --------------           ---------------------------------------------
                                R Steve Creamer, Chairman and Chief Executive
                                Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                    Title                                 Date
    ---------                    -----                                 ----

/s/ R Steve Creamer       Chairman and Chief Executive Officer    April 25, 2000
-----------------------
R Steve Creamer


/s/ Raul A Deju           President and Chief Operating Officer   April 25, 2000
-----------------------
Raul A. Deju


/s/ J.I. Everest, II      Chief Financial Officer, Treasurer and  April 25, 2000
-----------------------   Assistant Secretary
J.I. Everest, II


/s/ Joseph M. Silvestri   Director                                April 25, 2000
-----------------------
Joseph M. Silvestri

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

                      ISG Resources, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                   Period from
                                                                  October 14 to
                                     Year ended December 31        December 31
                                      1999           1998             1997
                                 ---------------------------------------------
Revenues:
   Product revenues              $120,319,575    $ 83,048,721     $  7,059,063
   Service revenues                35,885,697      34,243,854        5,583,981
                                 ---------------------------------------------
                                  156,205,272     117,292,575       12,643,044
Costs and expenses:
   Cost of products sold,
     excluding depreciation        83,442,725      51,878,447        4,864,226
   Cost of services sold,
     excluding depreciation        25,221,695      28,237,385        4,500,892
   Depreciation and amortization   13,091,131       9,140,938          908,619
   Selling, general and
     administrative expenses       18,962,157      14,144,765        1,255,680
   New product development          2,166,218          -                -
                                 ---------------------------------------------
                                  142,883,926     103,401,535       11,529,417
                                 ---------------------------------------------
                                   13,321,346      13,891,040        1,113,627
Interest income                        44,100         183,113           31,286
Interest expense                  (13,391,944)     (9,338,059)        (627,704)
Miscellaneous income, net             311,675          72,386                -
                                 ---------------------------------------------
Income before income tax expense      285,177       4,808,480          517,209
Income tax expense                    647,589       2,549,026          252,497
                                 ---------------------------------------------

Net income (loss)                $   (362,412)   $  2,259,454     $    264,712
                                 =============================================



See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
                 Consolidated Statements of Shareholder's Equity

                                            Additional                Total
                                 Common      Paid-In    Retained   Shareholder's
                                 Stock       Capital    Earnings      Equity
                             --------------------------------------------------
Balance at October 14, 1997         $100  $23,811,429  $        -   23,811,529
   Cash contribution                   -    1,188,521           -    1,188,521
   Net income                          -            -     264,712      264,712
                             --------------------------------------------------
Balance at December 31, 1997         100   24,999,950     264,712   25,264,762
   Net income                          -            -   2,259,454    2,259,454
                             --------------------------------------------------
Balance at December 31, 1998         100   24,999,950   2,524,166   27,524,216
   Change to no par value     24,999,950  (24,999,950)          -            -
   Net loss                            -            -    (362,412)    (362,412)
                             --------------------------------------------------
Balance at December 31, 1999 $25,000,050  $         -  $2,161,754  $27,161,804
                             ==================================================



See accompanying notes.

                                       F-7
                      ISG Resources, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                     Period from
                                                                   October 14 to
                                             Year ended December 31  December 31
                                                   1999       1998      1997
                                             ----------------------------------
Operating activities
Net income (loss)                             $  (362,412)  $ 2,259,454    $264,712
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization             13,091,131     9,140,938     908,619
     Amortization of debt issuance costs          702,032       463,585           -
     Deferred income taxes                     (2,229,539)   (1,697,407)   (276,245)
     Loss on sale of assets                        24,168        46,513           -
     Gain on sale of subsidiary                  (333,749)            -           -
     Changes in operating assets and
      liabilities:
         Receivables                           (2,755,382)   (1,479,648)    691,534
         Inventories                           (1,733,832)      231,658           -
         Other current and non-current assets    (879,189)      (91,603)    (22,569)
         Accounts payable                       4,485,877      (606,834) (1,035,993)
         Income taxes payable                   1,257,583      (245,447)    528,742
         Accrued expenses                        (929,504)      759,326     755,913
         Other current and non-current
           liabilities                           (132,821)     (570,491)     28,387
                                             ---------------------------------------
Net cash provided by operating activities      10,204,363     8,210,044   1,843,100

Investing activities
Purchase of businesses, net of cash acquired  (24,866,989)  (77,753,012)          -
Proceeds from sale of subsidiary                  750,000             -           -
Additions to intangible assets                   (877,349)     (691,847)          -
Purchases of property, plant and equipment     (8,790,870)   (8,574,086)    (19,491)
Proceeds from sales of property, plant
   and equipment                                  415,994       396,399           -
                                             ---------------------------------------
Net cash used in investing activities         (33,369,214)  (86,622,546)    (19,491)

Financing activities
Proceeds from long-term debt                  127,000,000   154,000,000           -
Payments on long-term debt                   (103,500,000)  (73,000,000)          -
Debt issuance costs                              (335,149)   (5,656,478)          -
Cash contributions                                      -            -    1,188,521
                                             --------------------------------------
Net cash provided by financing activities      23,164,851    75,343,522   1,188,521
                                             --------------------------------------

Net (decrease) increase in cash and
   cash equivalents                                     -    (3,068,980)  3,012,130
Cash and cash equivalents at
   beginning of period                                  -     3,068,980      56,850
                                             ---------------------------------------
Cash and cash equivalents at
   end of period                             $          -   $        -   $3,068,980
                                             =======================================

Cash paid for interest                       $ 12,605,495   $ 7,396,124   $       -
                                             =======================================
Cash paid for income taxes                   $    902,123   $ 3,989,414   $       -
                                             =======================================
See accompanying notes.

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

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2. Description of Business and Summary of Significant Accounting Policies (continued)

Inventories

The Company accounts for inventory balances using the lower of cost or market method on a first-in, first-out basis. Inventories consist of the following at December 31:

                                     1999                     1998
                              ---------------------   ---------------------
    Raw materials                 $     234,073           $           -
    Finished goods                    3,821,352                 387,258
                              ---------------------   ---------------------
                                  $   4,055,425           $     387,258
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

                            ----------------------------------------------------
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

3.    Intangible Assets

Intangible assets consist of the following at December 31:

                                                1999              1998
                                          ------------------  -----------------
         Goodwill                         $     64,313,512    $     44,018,454
         Contracts                              98,522,146          97,960,644
         Patents and licenses                    2,787,431           2,471,584
         Assembled work force                    2,700,233           2,700,233
                                          ------------------  -----------------
                                               168,323,322         147,150,915
         Less accumulated amortization         (14,370,775)         (6,315,275)
                                          ------------------  -----------------
                                          $    153,952,547    $    140,835,640
                                          ==================  =================

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

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6.   Income Taxes

Income tax expense (benefit) consists of the following:

                                                             Period from
                                                            October 14 to
                           Year ended December 31            December 31
                          1999               1998                1997
                   ----------------------------------------------------------
Current:
     U.S. Federal   $   2,150,860      $   3,542,755       $     459,626
     State                726,268            703,678              69,116
                   ----------------------------------------------------------
                        2,877,128          4,246,433             528,742
Deferred:
     U.S. Federal      (1,847,270)        (1,416,129)           (240,135)
     State               (382,269)          (281,278)            (36,110)
                   ----------------------------------------------------------
                       (2,229,539)        (1,697,407)           (276,245)
Total:
     U.S. Federal         303,590          2,126,626             219,491
     State                343,999            422,400              33,006
                   ----------------------------------------------------------
                     $    647,589      $   2,549,026       $     252,497
                   ==========================================================

Reconciliation of income tax expense at the U.S. statutory rate to the Company's tax expense is as follows:

                                                                    Period from
                                                                   October 14 to
                                       Year ended December 31       December 31
                                        1999             1998            1997
                                     ------------------------------------------
    35% of income before income tax  $   99,812    $   1,682,968   $   181,023

    Add:
       Non-deductible goodwill          901,551         527,208        42,702
       Other, net                      (353,774)        338,850        28,772
                                     ------------------------------------------
                                     $  647,589    $   2,549,026   $   252,497
                                     ==========================================

                      ISG Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6.   Income Taxes (continued)

The major components of the deferred tax assets and liabilities as of December 31 are as follows:

                                                 1999               1998
                                            ------------------------------------
 Deferred Tax Assets:
    Bad debt reserves                       $      128,602     $       66,572
    Accruals not currently deductible for
        tax purposes                               362,217            307,883
                                            ------------------------------------
 Total gross deferred tax assets                   490,819            374,455

 Deferred Tax Liabilities:
   Fixed asset basis differences                 2,980,762          3,040,703
   Intangible asset basis differences           36,274,790         38,363,602
   Other                                            77,355              5,229
                                            ------------------------------------
 Total gross deferred tax liabilities           39,332,907         41,409,534
                                            ------------------------------------
 Net deferred tax liabilities               $  (38,842,088)    $  (41,035,079)
                                            ====================================

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

7. Income taxes

         The components of income tax expense for the period from January 1, 1997 to October 13, 1997 are as follows:

Current federal provision (benefit).............. $          421
Current state provision..........................             41
Deferred federal provision.......................            150
                                                  ---------------
Total income tax provision (benefit)............. $          612
                                                  ===============

                              JTM INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                ($000's Omitted)

7. Income taxes (continued)

         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Components of deferred tax liabilities and assets at October 13, 1997 are as follows:

Deferred tax assets:
  Allowance for bad debts.......................... $          142
  Closure reserve..................................             97
  Other accrued liabilities........................             91
Deferred tax liabilities:
  Fixed assets.....................................            (1)
                                                    ---------------
Net deferred tax assets............................ $         329
                                                    ===============

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