Form 10-Q
period 2000-03-31
ISG RESOURCES INC
filed 2000-05-15
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  _____March 31, 2000______

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     ________ to _________

Commission File Number:  ___________



                               ISG Resources, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)


                      Utah                                   87-0327982
           -----------------------                          ------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)


          136 East South Temple, Suite 1300, Salt Lake City, Utah 84111
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 236-9700
                      ---------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) [ X ] Yes [ ] No, and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of _April 30,2000_:



              Classes of Common Stock              Number of shares outstanding
              -----------------------              ----------------------------
              Common Stock, no par value                           100

                               ISG Resources, Inc.

                                  ------------

                               INDEX TO FORM 10-Q

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page

         Condensed Consolidated Balance Sheets --
         March 31, 2000 and December 31, 1999                                 1

         Unaudited Condensed Consolidated Statements of Operations --
         Three months ended March 31, 2000 and 1999                           2

         Unaudited Condensed Consolidated Statements of Cash Flows --
         Three months ended March 31, 2000 and 1999                           3

         Notes to Unaudited Condensed Consolidated Financial Statements       4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

          There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     11

                      ISG Resources, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                          March 31,             December 31,
                                                                       2000 (Unaudited)             1999
                                                                       ----------------         -------------
Assets
Current assets:
   Cash and cash equivalents                                          $              -        $               -
   Accounts receivable:
       Trade, net of allowance for doubtful accounts of
          $346,000 and $329,000, respectively                               19,559,671                21,167,616
       Retainage                                                               157,053                   176,000
       Other                                                                 1,224,069                   502,058
   Deferred tax asset                                                          211,287                   316,161
   Inventories                                                               4,820,453                 4,055,425
   Other current assets                                                        934,165                   829,661
Total current assets                                                        26,906,698                27,046,921

Property, plant and equipment, net of accumulated depreciation of
   $9,060,658 and $7,893,374,
    respectively                                                            35,152,770                33,584,188
Intangible assets, net                                                     155,462,844               153,952,547
Debt issuance costs, net                                                     4,671,642                 4,826,010
Other assets                                                                 1,210,073                 1,052,845
Total assets                                                          $    223,404,027       $       220,462,511
-------------------------------------------------------------------=================================================

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                    $     8,920,871          $     10,409,583
   Accrued liabilities:
      Payroll                                                                1,843,011                 1,288,732
      Interest                                                               4,649,462                 2,190,471
      Other                                                                  1,308,589                 1,828,537
   Income taxes (receivable) payable                                           (40,245)                1,705,678
   Other current liabilities                                                   742,887                   652,119
                                                                     -----------------------------------------------
Total current liabilities                                                   17,424,575                18,075,120

Long-term debt                                                             141,000,000               133,500,000
Deferred tax liability                                                      38,544,231                39,158,249
Payable to Industrial Services Group                                           643,983                   643,983
Other liabilities                                                            1,789,850                 1,923,355

Shareholders' equity:
   Common stock,  no par value; 100 shares
    authorized, issued and outstanding                                      25,000,050                25,000,050
   Retained earnings                                                          (998,662)                2,161,754
                                                                     -----------------------------------------------
Total shareholders' equity                                                  24,001,388                27,161,804
                                                                     -----------------------------------------------
 Total liabilities and shareholders' equity                             $  223,404,027          $    220,462,511
                                                                     ===============================================
See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations

                                                                       Three Months Ended
                                                                           March 31,

                                                             -------------------------------------------
                                                                     2000               1999
                                                             -------------------------------------------
Revenues:
   Product revenues                                            $     24,467,256      $    21,383,560
   Service revenues                                                   8,050,948            8,052,932
                                                             -------------------------------------------
                                                                     32,518,204           29,436,492

Costs and expenses:
   Cost of product revenues, excluding depreciation                  19,121,080           15,061,491
   Cost of service revenues, excluding depreciation                   5,616,412            5,889,541
   Depreciation and amortization                                      3,287,045            3,068,236
   New product development                                              611,689              332,912
   Selling, general and administrative expenses                       4,801,269            4,795,871
                                                             -------------------------------------------
                                                                     33,437,495           29,148,051
                                                             -------------------------------------------
Operating income (loss)                                                (919,291)             288,441

Interest income                                                           7,525                9,631
Interest expense                                                     (3,538,505)          (3,187,911)
Other income                                                             41,090               13,446
                                                             -------------------------------------------
Loss before income taxes                                             (4,409,181)          (2,876,393)
Income tax benefit                                                    1,248,765            1,032,770
                                                             -------------------------------------------
Net loss                                                      $      (3,160,416)    $     (1,843,623)
                                                             ===========================================


See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                               2000             1999
                                                                             ---------------------------
Operating activities
Net loss                                                                    $(3,160,416)    $ (1,843,623)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                            3,287,045        3,068,236
     Amortization of debt issuance costs                                        179,368          162,261
     Loss (gain) on disposal of fixed assets                                     46,306           (1,950)
     Deferred income taxes                                                     (509,144)        (164,740)
     Changes in operating assets and liabilities:
         Receivables                                                          1,702,923       (1,867,866)
         Inventory                                                             (256,171)        (961,247)
         Other current and non-current assets                                  (115,177)         130,167
         Accounts payable and accrued expenses                                  587,850        4,451,273
         Other current and non-current liabilities                           (1,937,508)      (2,488,336)
Net cash provided by (used in) operating activities                            (174,924)         484,175

Investing activities
Purchases of property, plant and equipment                                   (2,235,907)      (2,926,501)
Proceeds on sale of property, plant and equipment                                10,331                -
Acquisitions of businesses, net of cash acquired                             (4,946,717)     (13,077,884)
Purchase of intangible assets                                                         -         (684,287)
Acquisition costs incurred on future acquisitions                              (127,783)               -
Net cash used in investing activities                                        (7,300,076)     (16,688,672)

Financing activities
Proceeds from long-term debt                                                 52,500,000       26,500,000
Payments on long-term debt                                                  (45,000,000)     (10,000,000)
Debt issuance costs incurred                                                    (25,000)               -
Net cash provided by financing activities                                     7,475,000       16,500,000

Net increase in cash and cash equivalents                                                        295,503
Cash and cash equivalents at beginning of period                                      -                -
Cash and cash equivalents at end of period                                 $          -     $    295,503
                                                                         ====================================

Cash paid for interest                                                     $    895,950      $   461,493
                                                                         ====================================
Cash paid (received) for income taxes                                      $  1,079,035      $  (923,445)
-------------------------------------------------------------------------====================================

See accompanying notes.

                               ISG RESOURCES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

ISG Resources, Inc., a Utah corporation (the "Company"), is a wholly owned subsidiary of Industrial Services Group, Inc. ("ISG"). ISG was formed in September 1997 and acquired the stock of JTM Industries, Inc. ("JTM") on October 14, 1997. In 1998, JTM acquired the stock of Pozzolanic Resources, Inc. ("Pozzolanic"), Power Plant Aggregates of Iowa, Inc. ("PPA"), Michigan Ash Sales Company d.b.a. U.S. Ash Company, together with two affiliated companies, U.S. Stabilization, Inc., and Flo Fil Company, Inc., (collectively, "U.S. Ash"), and Fly Ash Products Inc. ("Fly Ash Products"). Effective January 1, 1999, JTM, Pozzolanic, PPA, U.S. Ash, Fly Ash Products and their wholly owned subsidiaries merged with and into the Company. Pneumatic Trucking, Inc. ("Pneumatic"), a wholly owned subsidiary of Michigan Ash Sales Company, was not merged into ISG Resources, Inc. Therefore, Pneumatic became a wholly owned subsidiary of the Company.

In 1999, the Company acquired the stock of Best Masonry & Tool Supply ("Best"), Mineral Specialties, Inc. ("Specialties"), Irvine Fly Ash, Inc. ("Irvine"), Lewis W. Osborne, Inc. ("Osborne"), United Terrazzo Supply Co., Inc. ("Terrazzo"), and Magna Wall, Inc. ("Magna Wall") and sold all of the outstanding stock of Pneumatic.

On March 2, 2000, the Company acquired directly and indirectly through ISG Manufactured Products, Inc., a newly formed wholly-owned subsidiary of the Company, all of the partnership interest of Don's Building Supply L.L.P. (Don's) for approximately $5,400,000 in cash, subject to future purchase price adjustments. Don's is engaged in the retail and wholesale distribution of construction materials to residential and commercial contractors primarily in the State of Texas.

The purchase price of Don's was allocated based on estimated fair values of assets and liabilities at the date of acquisition. Goodwill resulting from the difference between the purchase price plus acquisition costs and the net assets acquired totaled approximately $3,776,000 and is being amortized on a straight-line basis over 20 years.

The following pro forma combined financial information reflects operations as if Don's and the related financing transactions had occurred as of January 1, 1999. The pro forma combined financial information is presented for illustrative purposes only, does not purport to be indicative of the Company's results of operations as of the date hereof and is not necessarily indicative of what the Company's actual results of operations would have been had the acquisition and the financing transactions been consummated on such date.

                                         Quarter Ended March 31
                                          2000             1999
                                 ------------------ --------------------
          Revenues               $ 33,347,899       $ 30,722,559
          Net income (loss)      $ (3,238,937)      $ (1,849,261)

These financial statements reflect the consolidated financial position and results of operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Form 10-K for the fiscal year ended December 31, 1999.

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

The consolidated balance sheet at December 31, 1999 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain amounts have been reclassified to conform to the March 31, 2000 presentation.

2.       Description of Business

The Company operates two principal  business  segments:  coal combustion product
(CCP) management and building materials manufacturing and distribution. The CCP division purchases, removes and sells fly ash and other by-products of coal combustion to producers and consumers of building materials and construction related products throughout the United States. The building materials division manufactures and distributes masonry construction materials to residential and commercial contractors primarily in Texas, California, Georgia and Florida.

3.       New Product Development Costs

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $510,136 and $255,167 for the three months ended March 31, 2000 and March 31, 1999, respectively, were made for research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. Expenditures of $101,553 and $77,745 for the three months ended March 31, 2000 and March 31, 1999, respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs as they are incurred.

4.       Inventories

The Company accounts for inventory balances using the lower of cost or market method on a first-in, first-out basis. Inventories consist of:

                                   March 31,             December 31,
                                      2000                   1999
                               --------------------- ---------------------
          Raw Materials                $ 355,328          $    234,073
          Finished Goods               4,465,125             3,821,352
                               --------------------- ---------------------
                                      $4,820,453          $  4,055,425
                               ===================== =====================

5.   Intangible Assets

Intangible assets consist of the following:

                                        March 31,             December 31,
                                           2000                   1999
                                    --------------------- ---------------------
       Goodwill                       $  67,866,786             $64,313,512
       Contracts                         98,522,146              98,522,146
       Patents and licenses               2,787,431               2,787,431
       Assembled work force               2,700,233               2,700,233
                                    --------------------- ---------------------
                                        171,876,596             168,323,322
       Less accumulated amortization    (16,413,752)            (14,370,775)
                                    --------------------- ---------------------
                                     $  155,462,844            $153,952,547
                                    ===================== =====================

Amortization is provided over the estimated period of benefit, using the straight-line method, ranging from 8 to 25 years.

6.     Long-term Debt

Long-term debt consists of the following:

                                                March 31,          December 31,
                                                 2000                  1999
                                          --------------------- ----------------
  10% Senior Subordinated Notes
        due 2008                               $100,000,000      $   100,000,000
  Secured Credit Facility                        41,000,000           33,500,000
                                          --------------------- ----------------
                                               $141,000,000       $  133,500,000
                                          ===================== ================

At March 31, 2000, $9.0 million was unused and available under the Secured Credit Facility.

7.       Reportable Segments

As discussed in note 2, the Company operates in two reportable segments: the CCP division and the building materials division. The CCP division consists primarily of three operating units that manage and market CCPs in North America. The building materials division consists of five legal entities, Best, Osborne, Terrazzo, Magna Wall, and Don's. The Company's two reportable segments are managed separately based on fundamental differences in their operations. Such segment disclosures were not originally presented in 1999 because the Company did not begin to evaluate its business in this manner until after companies in the building materials division were fully integrated. The first quarter 1999 information is presented below for comparative purposes.

The Company evaluates performance based on profit or loss from operations before depreciation, amortization, income taxes and interest expense (EBITDA). The Company derives a majority of its revenues from CCP sales and the chief operating decision makers rely on EBITDA to assess the performance of the segments and make decisions about resources to be allocated to the segments. Accordingly, EBITDA is included in the information reported below. Certain expenses are maintained at the Company's corporate headquarters and are not allocated to the segments. Such expenses primarily include interest expense, corporate overhead costs, certain non-recurring gains and losses and intangible asset amortization. Inter-segment sales are generally accounted for at cost and are eliminated in consolidation.

The building materials division includes financial data for Best only for the three months ended March 31, 1999, as Osborne, Terrazzo, Magna Wall and Don's were acquired subsequent to the first quarter of 1999. Amounts included in the "Other" column include financial information for the Company's corporate, R&D and other administrative business units.

Information about reportable segments, and reconciliation of such information to the consolidated totals as of and for the three months ended March 31, 2000 and March 31, 1999, is as follows:

                                                         Building
                                        CCP             Materials           Other       Consolidated
                                                                                              Total
                                   ---------------- ---------------- ----------------- -------------------
Three months ended 3/31/00:
Revenue                           $   24,945,989       $ 7,461,903     $    110,312      $   32,518,204
EBITDA                                 4,154,152           822,169       (2,559,952)          2,416,369
Total Assets                          47,702,704        25,518,972      150,182,351         223,404,027
Expenditures for PP&E                  1,960,426            88,710          186,771           2,235,907

Three months ended 3/31/99:
Revenue                            $  24,400,724       $ 4,768,883     $    266,885     $    29,436,492
EBITDA                                 4,440,511           837,318       (1,898,048)          3,379,781
Total Assets                          45,403,746        17,945,961      148,947,713         212,297,420
Expenditures for PP&E                  2,695,963             8,757          221,781           2,926,501

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The  following  discussion  and analysis of financial  condition  and results of
operations   should  be  read  in  conjunction  with  the  Unaudited   Condensed
Consolidated Financial Statements and Notes thereto included elsewhere herein.

General

ISG Resources, Inc., a Utah corporation (the "Company"), is a wholly owned subsidiary of Industrial Services Group, Inc. ("ISG"). ISG was formed in September 1997 and acquired the stock of JTM Industries, Inc. ("JTM") on October 14, 1997. In 1998, JTM acquired the stock of Pozzolanic Resources, Inc. ("Pozzolanic"), Power Plant Aggregates of Iowa, Inc. ("PPA"), Michigan Ash Sales Company d.b.a. U.S. Ash Company, together with two affiliated companies, U.S. Stabilization, Inc., and Flo Fil Company, Inc., (collectively, "U.S. Ash"), and Fly Ash Products Inc. ("Fly Ash Products"). Effective January 1, 1999, JTM, Pozzolanic, PPA, U.S. Ash, Fly Ash Products and their wholly owned subsidiaries merged with and into the Company. Pneumatic Trucking, Inc. ("Pneumatic"), a wholly owned subsidiary of Michigan Ash Sales Company, was not merged into ISG Resources, Inc. Therefore, Pneumatic became a wholly owned subsidiary of the Company.

In 1999, the Company acquired the stock of Best Masonry & Tool Supply ("Best"), Mineral Specialties, Inc. ("Specialties"), Irvine Fly Ash, Inc. ("Irvine"), Lewis W. Osborne, Inc. ("Osborne"), United Terrazzo Supply Co., Inc. ("Terrazzo"), and Magna Wall, Inc. ("Magna Wall") (collectively, the "Acquisitions") and sold all of the outstanding stock of Pneumatic.

On March 2, 2000, the Company acquired directly and indirectly through ISG Manufactured Products, Inc., a newly formed wholly-owned subsidiary of the Company, all of the partnership interest of Don's Building Supply L.L.P. (Don's) for approximately $5,400,000 in cash. Don's is engaged in the retail and wholesale distribution of construction materials to residential and commercial contractors primarily in the State of Texas.

The Acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the respective companies have been included in the consolidated financial statements since the respective acquisition dates. Accordingly, the financial condition and results of operations of the Company after the Acquisitions is not directly comparable to the historical financial condition or results of operations.

The Company operates two principal  business  segments:  coal combustion product
(CCP) management and building materials manufacturing and distribution. The CCP division purchases, removes and sells fly ash and other by-products of coal combustion to producers and consumers of building materials and construction related products throughout the United States. The building materials division manufactures and distributes masonry construction materials to residential and commercial contractors primarily in Texas, California, Georgia and Florida.

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

Results of Operations

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

Revenues. Revenues were $32.5 million in the first quarter of 2000, representing an increase of $3.1 million or 10.5%, as compared to revenues of $29.4 million in the first quarter of 1999. Product revenues increased to $24.5 million in the first quarter of 2000 from $21.4 million in the first quarter of 1999, representing an increase of $3.1 million or 14.4%. Service revenues remained constant at $8.1 in the first quarter of 2000 and 1999. The increase in product revenues in the first quarter of 2000 is primarily due to the Acquisitions.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $19.1 million in the first quarter of 2000, representing an increase of $4.0 million or 27.0% , as compared to cost of product revenues, excluding depreciation, of $15.1 million in the first quarter of 1999. This increase is due primarily to the inclusion of cost of product revenues of the Acquisitions. As a percentage of product revenues, cost of product revenues excluding depreciation, increased to 78.1% in the first quarter of 2000 from 70.4% in the first quarter of 1999. This decrease in product margins is primarily due to lower margins related to product revenues derived from the Acquisitions.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation was $5.6 million in the first quarter of 2000, representing a decrease of $0.3 million or 4.6%, as compared to cost of service revenues, excluding depreciation, of $5.9 million in the first quarter of 1999. This decrease is due primarily to a decrease in sub-contracted construction costs due to the same services being performed by personnel employed by the Company. As a percentage of service revenues, cost of service revenues, excluding depreciation, decreased to 70.0% in the first quarter of 2000 from 73.1% in the first quarter of 1999. This improvement in margin was primarily due to an increase in higher margin services, such as construction and engineering.

Depreciation and Amortization. Depreciation and amortization was $3.3 million in the first quarter of 2000, representing an increase of $0.2 million or 7.1%, as compared to depreciation and amortization of $3.1 million in the first quarter of 1999. This increase resulted primarily from the depreciation of fixed assets acquired by the Company throughout 1999, and amortization of goodwill and other intangible assets recorded as a result of the Acquisitions.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses ("SG&A") remained constant at $4.8 million in the first quarter of 2000 and in the first quarter of 1999.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures of $0.5 million were made for scientific research and development during the first quarter of 2000 compared to $0.3 million during the first quarter of 1999. Expenditures of $0.1 million were made for market development during the first quarter of 2000 compared to $0.1 million during the first quarter of 1999. The increase in new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $3.5 million in the first quarter of 2000 from $3.2 million in the first quarter of 1999, primarily as a result of an increase in outstanding indebtedness related to the Acquisitions.

Income Taxes. Income tax benefit was $1.2 million in the first quarter of 2000, representing an increase of $0.2 million or 20.9%, as compared to income tax benefit of $1.0 million in the first quarter of 1999. This increase reflects an increase in the loss before taxes in the first quarter of 2000, primarily resulting from increased interest expense, increased new product development costs, increased depreciation and amortization expense, and an increase in cost of product revenues.

Net Income. As a result of the factors discussed above, net loss increased to $3.2 million in the first quarter of 2000 from $1.8 million in the first quarter of 1999.

Liquidity and Capital Resources

The Company financed all of its acquisitions through the issuance of $100.0 million of 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility. Operating and capital expenditures have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

At March 31, 2000, the Company had no cash and cash equivalents and $9.0 million in availability under the Secured Credit Facility. In addition, the Company had working capital of approximately $9.5 million, an increase of $0.5 million from December 31, 1999. The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During the three months ended March 31, 2000, capital expenditures amounted to approximately $2.2 million. Capital expenditures made in the ordinary course of business will be funded by cash flow from operations and borrowings under the Secured Credit Facility.

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

     Item                                                           Exhibit
      No.                       Item Title                            No.
     ----      ----------------------------------                   ---------
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

     (99)      Additional Exhibits:  Not Applicable

(b)      Reports on Form 8-K

                  A report on Form 8-K was filed March 17, 2000 in connection with the acquisition of Don's Building Supply, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000                   ISG RESOURCES, INC.


                                      /s/ J.I. Everest
                                      ---------------------------------
                                      J. I. Everest, II
                                      Chief Financial Officer and Treasurer
                                      (As both a duly authorized  officer of the
                                      Company and as principal financial officer
                                      of the Company)