Form 10-Q
period 2000-06-30
ISG RESOURCES INC
filed 2000-08-14
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2000
                                        -----------------

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          ____________ to _________

Commission File Number:                 333-56217.



                               ISG Resources, Inc.

             (Exact name of registrant as specified in its charter)


                      Utah                               87-0327982
         ---------------------------------            -------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)


          136 East South Temple, Suite 1300, Salt Lake City, Utah 84111
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 236-9700
                          --------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) [ X ] Yes [ ] No, and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2000:



        Classes of Common Stock                  Number of shares outstanding
   ------------------------------------       --------------------------------
         Common Stock, no par value                               100

                               ISG Resources, Inc.

                                  ------------

                               INDEX TO FORM 10-Q

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page
         --------------------                                              ----

         Unaudited  Condensed  Consolidated  Balance Sheets --
         June 30, 2000 and December 31, 1999 ................................ 1

         Unaudited   Condensed   Consolidated   Statements  of  Operations
         and Comprehensive  Income -- Three  months ended June 30, 2000 and 1999 and Six months ended June 30, 2000 and 1999................ 2

         Unaudited Condensed Consolidated Statements of Cash Flows --
         Six months ended June 30, 2000 and 1999 ............................ 4

         Notes to Unaudited Condensed Consolidated Financial Statements ..... 5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................... 10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

          There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K  ................................. 15


                      ISG Resources, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets

                                                                           June 30,             December 31,
Assets                                                                       2000                   1999
Current assets:
   Cash and cash equivalents                                             $          -             $           -
   Accounts receivable:
       Trade, net of allowance for doubtful accounts of
          $454,000 and $329,000, respectively                               29,729,133                21,167,616
       Retainage                                                               172,590                   176,000
       Other                                                                   668,021                   502,058
   Deferred tax asset                                                          358,081                   316,161
   Inventories                                                               5,774,552                 4,055,425
   Other current assets                                                        830,832                   829,661
Total current assets                                                        37,533,209                27,046,921

Property, plant and equipment, net of accumulated depreciation of
   $10,322,357 and $7,893,374, respectively                                 37,386,845                33,584,188
Intangible assets, net                                                     169,070,945               153,952,547
Debt issuance costs, net                                                     4,794,126                 4,826,010
Other assets                                                                 1,627,924                 1,052,845
Total assets                                                              $250,413,049              $220,462,511

                                                                   =================================================

Liabilities and shareholders' equity

Current liabilities:
   Accounts payable                                                       $ 13,139,735               $10,409,583
   Accrued liabilities:
      Payroll                                                                1,238,015                 1,288,732
      Interest                                                               2,260,612                 2,190,471
      Other                                                                  1,709,348                 1,828,537
   Income taxes payable                                                      1,293,968                 1,705,678
   Other current liabilities                                                   545,450                   652,119
Total current liabilities                                                   20,187,128                18,075,120

Long-term debt                                                             157,000,000               133,500,000
Deferred tax liability                                                      37,993,252                39,158,249
Payable to Industrial Services Group                                           643,983                   643,983
Other liabilities                                                            1,675,207                 1,923,355

Shareholders' equity:
   Common stock, no par value; 100 shares authorized, issued and
     outstanding                                                            34,745,050                25,000,050
   Cumulative foreign currency translation adjustment                           (5,612)                       -
   Retained earnings (deficit)                                              (1,825,959)                2,161,754
Total shareholders' equity                                                  32,913,479                27,161,804
Total liabilities and shareholders' equity                                $250,413,049              $220,462,511
---------------------------------------------------------------------===============================================

See accompanying notes


                      ISG Resources, Inc. and Subsidiaries
          Unaudited Condensed Consolidated Statements of Operations and
                              Comprehensive Income

                                                                          Three Months
                                                                          Ended June 30,
                                                              ------------------------------------------
                                                                      2000              1999
                                                              ------------------------------------------
Revenues:
   Product revenues                                                $  39,030,534        $ 31,087,379
   Service revenues                                                    7,662,029           9,044,679
                                                              ------------------------------------------
                                                                      46,692,563          40,132,058
Costs and expenses:
   Cost of product revenues, excluding depreciation                   27,494,928          21,051,260
   Cost of service revenues, excluding depreciation                    5,486,319           6,329,610
   Depreciation and amortization                                       3,579,052           3,026,875
   Selling, general and administrative expenses                        6,735,458           4,987,001
   New product development                                               465,433             509,988
                                                              ------------------------------------------
                                                                      43,761,190          35,904,734
                                                              ------------------------------------------
Operating income                                                       2,931,373           4,227,324

Interest income                                                           14,049              11,547
Interest expense                                                      (3,862,582)         (3,333,461)
Other income and expense                                                 164,512             (18,545)
                                                              ------------------------------------------
Income (loss) before income taxes                                       (752,648)            886,865
Income tax expense                                                       (74,649)           (567,936)
                                                              ------------------------------------------
Net income (loss)                                                       (827,297)            318,929
Other comprehensive loss, net of tax:
    Foreign currency translation adjustment                               (5,612)
                                                              ------------------------------------------
Comprehensive income (loss)                                          $  (832,909)         $  318,929
                                                              ==========================================


See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries
          Unaudited Condensed Consolidated Statements of Operations and
                              Comprehensive Income

                                                                           Six Months
                                                                          Ended June 30,
                                                              ------------------------------------------
                                                                      2000              1999
                                                              ------------------------------------------
Revenues:
   Product revenues                                                $  63,497,790       $  52,470,939
   Service revenues                                                   15,712,977          17,097,611
                                                              ------------------------------------------
                                                                      79,210,767          69,568,550

Costs and expenses:
   Cost of product revenues, excluding depreciation                   46,616,008          36,112,752
   Cost of service revenues, excluding depreciation                   11,102,731          12,219,151
   Depreciation and amortization                                       6,866,098           6,095,111
   Selling, general and administrative expenses                       11,536,727           9,782,872
   New product development                                             1,077,122             842,899
                                                              ------------------------------------------
                                                                      77,198,686          65,052,785
                                                              ------------------------------------------
Operating income                                                       2,012,081           4,515,765

Interest income                                                           21,574              21,178
Interest expense                                                      (7,401,086)         (6,521,372)
Other income and expense                                                 205,602              (5,099)
                                                              ------------------------------------------
Loss before income taxes                                              (5,161,829)         (1,989,528)
Income tax benefit                                                     1,174,116             464,834
                                                              ------------------------------------------
Net loss                                                              (3,987,713)         (1,524,694)
Other comprehensive loss, net of tax:
    Foreign currency translation adjustment                               (5,612)                 -
                                                              ------------------------------------------
Comprehensive loss                                                 $  (3,993,325)       $ (1,524,694)
                                                              ==========================================



See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                     Six Months
                                                                                   Ended June 30,
                                                                               2000             1999

Operating activities
Net loss                                                                   $ (3,987,713)   $  (1,524,694)
Adjustments to  reconcile  net loss to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                            6,866,098        6,095,111
     Amortization of debt issuance costs                                        370,867          343,298
     Loss on sale of fixed assets                                                 7,090           32,522
     Deferred income taxes                                                   (1,113,757)        (721,239)
     Changes in operating assets and liabilities:
         Receivables                                                         (5,125,275)      (8,766,192)
         Inventories                                                            156,865       (1,037,935)
         Other current and non-current assets                                  (506,479)        (276,873)
         Accounts payable                                                     1,927,795        5,734,197
         Accrued expenses                                                    (2,237,495)       2,040,439
         Other current and non-current liabilities                           (1,763,657)       1,118,673
Net cash provided by (used in) operating activities                          (5,405,661)       3,037,307

Investing activities
Purchases of property, plant and equipment                                   (4,542,960)      (4,996,113)
Proceeds on sale of property, plant and equipment                               199,344           29,076
Acquisitions of businesses, net of cash acquired                            (23,031,686)     (22,750,012)
Purchase of intangible assets                                                  (119,442)        (985,109)
Net cash used in investing activities                                       (27,494,744)     (28,702,158)

Financing activities
Cash contribution from parent                                                 9,745,000                -
Proceeds from long-term debt                                                120,000,000       58,000,000
Payments on notes payable and long-term debt                                (96,500,000)     (32,000,000)
Debt issuance costs incurred                                                   (338,983)        (335,149)
Net cash provided by financing activities                                    32,906,017       25,664,851

Effect of exchange rate changes on cash                                          (5,612)               -

Net change in cash and cash equivalents                                               -                -
Cash and cash equivalents at beginning of period                                      -                -
Cash and cash equivalents at end of period                                  $         -     $          -
                                                                         ====================================

Cash paid for interest                                                      $ 6,879,256     $  6,068,934
Cash paid (received) for income taxes                                       $ 1,235,409     $ (1,000,000)
------------------------------------------------------------------------=====================================

See accompanying notes.

                               ISG RESOURCES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

ISG Resources, Inc., a Utah corporation (the "Company"), is a wholly owned subsidiary of Industrial Services Group, Inc. ("ISG"). ISG was formed in September 1997 and acquired the stock of JTM Industries, Inc. ("JTM") on October 14, 1997. In 1998, JTM acquired the stock of Pozzolanic Resources, Inc. ("Pozzolanic"), Power Plant Aggregates of Iowa, Inc. ("PPA"), Michigan Ash Sales Company d.b.a. U.S. Ash Company, together with two affiliated companies, U.S. Stabilization, Inc. and Flo Fil Company, Inc. (collectively, "U.S. Ash"), and Fly Ash Products, Inc. ("Fly Ash Products") (collectively, the "1998 Acquisitions"). Effective January 1, 1999, JTM, Pozzolanic, PPA, U.S. Ash, Fly Ash Products and their wholly owned subsidiaries merged with and into the Company. Pneumatic Trucking, Inc. ("Pneumatic"), a wholly owned subsidiary of Michigan Ash Sales Company, was not merged into ISG Resources, Inc. Therefore, Pneumatic became a wholly owned subsidiary of the Company.

In 1999, the Company acquired the stock of Best Masonry & Tool Supply ("Best"), Mineral Specialties, Inc. ("Specialties"), Irvine Fly Ash, Inc. ("Irvine"), Lewis W. Osborne, Inc. ("Osborne"), United Terrazzo Supply Co., Inc. ("Terrazzo"), and Magna Wall, Inc. ("Magna Wall") and sold all of the outstanding stock of Pneumatic.

On March 2, 2000, the Company acquired directly and indirectly through ISG Manufactured Products, Inc., a newly formed wholly-owned subsidiary of the Company, all of the partnership interest of Don's Building Supply L.L.P. ("Don's") for approximately $5.9 million in cash. Don's is engaged in the retail and wholesale distribution of construction materials to residential and commercial contractors primarily in the State of Texas.

The purchase price of Don's was allocated based on estimated fair values of assets and liabilities at the date of acquisition. Goodwill resulting from the difference between the purchase price plus acquisition costs and the net assets acquired totaled approximately $4.3 million and is being amortized on a straight-line basis over 20 years.

On May 31, 2000, the Company completed the acquisition of all outstanding stock of Palestine Concrete Tile Company, Inc. and certain associated real property (collectively, "Palestine") for approximately $17.9 million in cash, subject to future purchase price adjustments as specified within the purchase agreement. Additionally, the Company paid off outstanding debt of Palestine for approximately $1.0 million. Palestine is a Texas corporation primarily engaged in the manufacture and distribution of concrete block. The Company financed the acquisition of Palestine by obtaining a $15,000,000 increase in the Secured Credit Facility on May 26, 2000 and receiving an equity contribution of $9,745,000 from ISG on April 19, 2000.

The purchase price of Palestine was allocated based on estimated fair values of assets and liabilities at the date of acquisition. Goodwill resulting from the difference between the purchase price plus acquisition costs and the net assets acquired totaled approximately $14.9 million, and is being amortized on a straight-line basis over 20 years.

The following pro forma combined financial information reflects operations as if the acquisition of Don's and Palestine and the related financing transactions had occurred as of January 1, 1999. The pro forma combined financial information is presented for illustrative purposes only, does not purport to be indicative of the Company's results of operations as of the date hereof and is not necessarily indicative of what the Company's actual results of operations would have been had the acquisition and the financing transactions been consummated on such date.

                                        Three Months Ended June 30

                                           2000             1999
                                  ------------------ --------------------
          Revenues                $      50,037        $ 46,728
          Net income (loss)       $      (  982)       $    612



                                         Six Months Ended June 30

                                           2000             1999
                                  ------------------ --------------------
          Revenues                $   88,325           $ 82,322
          Net loss                $   (3,932)          $   (917)


These financial statements reflect the consolidated financial position and results of operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the fourth quarter of fiscal years beginning after December 15, 1999. This SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB and accordingly, does not expect SAB 101 to have a material effect on its financial statements.

The consolidated balance sheet at December 31, 1999 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain amounts have been reclassified to conform to the June 30, 2000 presentation.

2.       Description of Business

The Company operates two principal  business  segments:  coal combustion product
(CCP) management and building materials manufacturing and distribution. The CCP division purchases, removes and sells fly ash and other by-products of coal combustion to producers and consumers of building materials and construction related products throughout the United States and parts of Canada. The building materials division manufactures and distributes masonry construction materials to residential and commercial contractors primarily in Texas, California, Georgia and Florida.

3.       New Product Development Costs

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $1,077,122 and $465,433 for the six months and quarter ended June 30, 2000, respectively, were made for research and development activities covering basic scientific research and the application of scientific advances to the development of new and improved products and processes. Expenditures of $842,899 and $509,988 for the six months and quarter ended June 30, 1999, respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs as they are incurred.

4.       Inventories

Inventories are valued at lower of cost (computed on the average, first-in, first-out method), or net realizable value. Inventories consist of:


                                       June 30,             December 31,
                                         2000                   1999
                                  --------------------- ---------------------
     Raw Materials                      $   457,474          $    234,073
     Finished Goods                       5,317,078             3,821,352
                                  --------------------- ---------------------
                                         $5,774,552          $  4,055,425
                                  ===================== =====================

5.   Intangible Assets

Intangible assets consist of the following:

                                            June 30,             December 31,
                                              2000                   1999
                                       --------------------- -------------------
      Goodwill                            $ 83,566,208            $ 64,313,512
      Contracts                             98,641,588              98,522,146
      Patents and licenses                   2,787,431               2,787,431
      Assembled work force                   2,700,233               2,700,233
                                       --------------------- -------------------
                                           187,695,460             168,323,322
      Less accumulated amortization        (18,624,515)            (14,370,775)
                                       --------------------- -------------------
                                         $ 169,070,945            $153,952,547
                                       ===================== ===================

Amortization is provided over the estimated period of benefit, using the straight-line method, ranging from 8 to 25 years.

6.     Long-term Debt

Long-term debt consists of the following:

                                            June 30,             December 31,
                                              2000                   1999
                                          ------------------ -------------------
   10% Senior Subordinated Notes due 2008   $100,000,000       $   100,000,000
   Secured Credit Facility                    57,000,000            33,500,000
                                          ------------------ -------------------
                                            $157,000,000       $   133,500,000
                                          ================== ===================

The Company financed the 1998 and 1999 Acquisitions through the issuance of $100.0 million of 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility (as subsequently amended and restated). The Company financed the acquisition of Palestine by obtaining a $15,000,000 increase in the Secured Credit Facility on May 26, 2000 (discussed below). Operating and capital expenditures have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

On May 26, 2000, the Secured Credit Facility was amended and restated to, among other things, increase the borrowings available to the Company from $50.0 million to $65.0 million.

This increase in the funds available to the Company was accomplished through the addition of a Tranche B feature, pursuant to which two of the existing lenders, Bank of America, N.A. and Zions First National Bank (the "Tranche B Lenders") agreed to provide the additional $15.0 million in funding. No amount is available pursuant to the Tranche B revolving loans unless all amounts under the Tranche A (existing) revolving loans have been borrowed in full and are outstanding. Under the amended and restated Secured Credit Facility, at the option of the Company, both the Tranche A Revolving Loans and the Tranche B Revolving Loans may be maintained as Eurodollar Loans or Base Rate Loans.

Eurodollar loans will bear interest at a per annum rate equal to the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1 percent) determined by the Administrative Agent to be equal to the quotient by dividing
(a) Interbank  Offered Rate for such Eurodollar Loan for such Interest Period by
(b) 1 minus the Reserve Requirement for such Eurodollar Loan for such Interest Period, and by then adding thereto the applicable LIBOR margin (which is a percentage ranging from 1.75% to 2.50%, depending primarily upon the Company's Leverage Ratio). All capitalized terms are defined in the Secured Credit Facility.

Base Rate Loans will bear interest at a per annum rate equal to the rate which is the higher of (a) the Federal Funds rate for such day plus one-half of one percent (0.5%) and (b) the Prime rate for such day and by then adding thereto the applicable ABR Margin (which is a percentage ranging from 0.50% to 1.25% depending primarily upon the Company's Leverage Ratio). Any change in the Base Rate due to a change in the Federal Funds Rate or to the Prime Rate shall be effective on the effective date of such change. All capitalized terms are as defined in the Secured Credit Facility.

The Company will also pay certain fees with respect to any unused portion of the amended and restated Secured Credit Facility.

The amended and restated Secured Credit Facility maintains the term of the original Secured Credit Facility obtained on March 4, 1998, is guaranteed by ISG, existing, and future subsidiaries of the Company (the "Guarantors"), and is secured by a first priority security interest in all of the capital stock of the Company and all of the capital stock of each of the Guarantors, as well as certain present and future assets and properties of the Company and any domestic subsidiaries.

The amended and restated Secured Credit Facility continues to require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio, a minimum consolidated net worth and to comply with certain other financial and non-financial covenants, as defined in the agreement. The Company was in compliance with all such covenants as of June 30, 2000.

At June 30, 2000, $8.0 million was unused and available under the Secured Credit Facility.

7.       Reportable Segments

As discussed in note 2, the Company operates in two reportable segments: the CCP division and the building materials division. The CCP division consists primarily of three operating units that manage and market CCPs in North America. The building materials division consists of six legal entities, Best, Osborne, Terrazzo, Magna Wall, Don's, and Palestine. The Company's two reportable segments are managed separately based on fundamental differences in their operations.

The Company evaluates performance based on profit or loss from operations before depreciation, amortization, income taxes and interest expense (EBITDA). The Company derives a majority of its revenues from CCP sales and the chief operating decision makers rely on EBITDA to assess the performance of the segments and make decisions about resources to be allocated to the segments. Accordingly, EBITDA is included in the information reported below. Certain expenses are maintained at the Company's corporate headquarters and are not allocated to the segments. Such expenses primarily include interest expense, corporate overhead costs, certain non-recurring gains and losses and intangible asset amortization. Inter-segment sales, which historically have not been
material,   are  generally   accounted  for  at  cost  and  are   eliminated  in
consolidation.

The building materials division includes financial data for Best only for the three and six months ended June 30, 1999, as Osborne, Terrazzo, Magna Wall, Don's and Palestine were acquired subsequent to the second quarter of 1999. The building materials division includes financial data for Don's and Palestine for the three and six months ended June 30, 2000 from their respective acquisition dates. Amounts included in the "Other" column include financial information for the Company's corporate, R&D and other administrative business units.

Information about reportable segments, and reconciliation of such information to the consolidated totals as of and for the three and six months ended June 30, 2000 and June 30, 1999, is as follows:

                                                         Building
                                        CCP             Materials           Other       Consolidated
                                                                                              Total
                                   ---------------- ---------------- ----------------- -------------------
Three months ended 6/30/00:
Revenue                             $ 36,106,233    $ 10,501,268       $     85,062     $  46,692,563
EBITDA                                 8,624,602       1,472,074         (3,407,690)        6,688,986
Total Assets                          53,930,444      47,190,860        149,291,745       250,413,049
Expenditures for PP&E                  1,433,176         794,112             79,765         2,307,053

Three months ended 6/30/99:
Revenue                             $ 34,434,193     $ 5,333,023          $ 364,842      $ 40,132,058
EBITDA                                 8,795,247         864,157         (2,412,203)        7,247,201
Total Assets                          53,563,412      18,050,824        154,701,311       226,315,547
Expenditures for PP&E                  1,846,958         105,194            117,460         2,069,612


                                                         Building
                                        CCP             Materials           Other       Consolidated
                                                                                              Total
                                   ---------------- ---------------- ----------------- -------------------
Six months ended 6/30/00:
Revenue                            $  61,052,222    $ 17,963,171        $   195,374      $ 79,210,767
EBITDA                                12,778,754       2,294,243         (5,967,642)        9,105,355
Total Assets                          53,930,444      47,190,860        149,291,745       250,413,049

Expenditures for PP&E                  3,393,602         882,822            266,536         4,542,960

Six months ended 6/30/99:
Revenue                              $58,834,917    $ 10,101,906         $  631,727      $ 69,568,550
EBITDA                                13,235,758       1,701,475         (4,310,278)       10,626,955
Total Assets                          53,563,412      18,050,824        154,701,311       226,315,547
Expenditures for PP&E                  4,542,921         113,951            339,241         4,996,113


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

On March 2, 2000, the Company acquired directly and indirectly through ISG Manufactured Products, Inc., a newly formed wholly-owned subsidiary of the Company, all of the partnership interest of Don's Building Supply L.L.P. (Don's) for approximately $5.9 million in cash.

On May 31, 2000, the Company completed the acquisition of all outstanding stock of Palestine Concrete Tile Company, Inc. and certain associated real property (collectively, "Palestine") for approximately $17.9 million in cash, subject to future purchase price adjustments as specified within the purchase agreement. Additionally, the Company paid off outstanding debt of Palestine of approximately $1.0 million. Palestine is a Texas corporation primarily engaged in the manufacture and distribution of concrete block. The Company financed the acquisition of Palestine by obtaining a $15,000,000 increase in the Secured Credit Facility on May 26, 2000 and receiving an equity contribution of $9,745,000 from its parent, Industrial Services Group, Inc. ("ISG") on April 19, 2000.

The Palestine and Don's acquisitions (the "2000 Acquisitions"), as well as the acquisitions of Best, Mineral Specialties, Irvine, Osborne, Terrazzo, and Magna Wall (the "1999 Acquisitions"), were accounted for under the purchase method of accounting and, accordingly, the results of operations of the respective companies have been included in the consolidated financial statements since the respective acquisition dates. Accordingly, the financial condition and results of operations of the Company after the Acquisitions is not directly comparable to the historical financial condition or results of operations.

The Company's revenues are subject to a pattern of seasonal fluctuation, concurrent with the construction industry. Because certain of the Company's products are used as raw materials in other products, the amount of revenue generated during the year generally depends upon a number of factors, including the level of road and other construction using concrete, weather conditions affecting the level of construction, general economic conditions, and other factors beyond the Company's control.

Results of Operations

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

Revenues. Revenues were $46.7 million in the second quarter of 2000, representing an increase of $6.6 million or 16.3%, as compared to revenues of $40.1 million in the second quarter of 1999. Product revenues increased to $39.0 million in the second quarter of 2000 from $31.1 million in the second quarter of 1999, representing an increase of $7.9 million or 25.6%. Service revenues decreased to $7.7 million in the second quarter of 2000 from $9.0 million in the second quarter of 1999, representing a decrease of $1.3 million or 15.3%. The increase in product revenues in the second quarter of 2000 is due primarily to the 1999 and 2000 Acquisitions. The decrease in service revenues in the second quarter of 2000 is due primarily to a decrease in revenues generated from construction projects due to the conclusion of several of these projects in 1999 or early 2000.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $27.5 million in the second quarter of 2000, representing an increase of $6.4 million or 30.6% , as compared to cost of product revenues, excluding depreciation, of $21.1 million in the second quarter of 1999. This increase is due primarily to two factors: 1) the inclusion of cost of product revenues of the 1999 and 2000 Acquisitions since their respective dates of acquisition; and 2) the increased cost of material in the CCP division. As a percentage of product revenues, cost of product revenues, excluding depreciation, increased to 70.4% in the second quarter of 2000 from 67.7% in the second quarter of 1999. This increase was primarily due to lower margins on product revenues derived from the 1999 and 2000 Acquisitions and lower margins in the CCP division due to the increase in the cost of materials.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation, was $5.5 million in the second quarter of 2000, representing a decrease of $0.8 million or 13.3%, as compared to cost of service revenues, excluding depreciation, of $6.3 million in the second quarter of 1999. This decrease reflects the decrease in total service revenues earned in the second quarter of 2000 as compared to the total service revenues earned in the second quarter of 1999. As a percentage of service revenues, cost of service revenues, excluding depreciation, remained fairly constant at 71.6% in the second quarter of 2000 as compared to 70.0% in the second quarter of 1999.

Depreciation and Amortization. Depreciation and amortization was $3.6 million in the second quarter of 2000, representing an increase of $0.6 million or 18.2%, as compared to depreciation and amortization of $3.0 million in the second quarter of 1999. This increase resulted primarily from increased depreciation of fixed assets and amortization of goodwill and other intangible assets recorded as a result of the 1999 and 2000 Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $6.7 million in the second quarter of 2000, representing an increase of $1.7 million or 35.1%, as compared to SG&A expenses of $5.0 million in the second quarter of 1999. This increase in SG&A expenses reflects incremental SG&A costs resulting from the operation of the 1999 and 2000 Acquisitions as well as an increase in sales and marketing efforts.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures for scientific research and development during the second quarter of 2000 decreased slightly to $357,000 as compared to $406,000 during the second quarter of 1999. Expenditures of $108,000 were made for market development during the second quarter of 2000 as compared to $104,000 during the second quarter of 1999. Continuing expenditures for new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $3.9 million in the second quarter of 2000 from $3.3 million in the second quarter of 1999, primarily as a result of an increase in outstanding indebtedness and an increase in interest rates.

Income Taxes. Income tax expense was $0.1 million in the second quarter of 2000, representing a decrease of $0.5 million or 86.9%, as compared to income tax expense of $0.6 million in the second quarter of 1999. This decrease reflects the decrease in taxable income in the second quarter of 2000. Taxable income is calculated considering non-deductible amortization expense related to most of the Company's acquisitions.

Net Income. As a result of the factors discussed above, a net loss of $0.8 million for the second quarter of 2000 was reported as compared to $0.3 million of net income reported in the second quarter of 1999.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

Revenues. Revenues were $79.2 million in the first six months of 2000, representing an increase of $9.6 million or 13.9%, as compared to revenues of $69.6 million in the first six months of 1999. Product revenues increased to $63.5 million in the first six months of 2000 from $52.5 million in the first six months of 1999, representing an increase of $11.0 million or 21.0%. Service revenues decreased to $15.7 million in the first six months of 2000 from $17.1 million in the first six months of 1999, representing a decrease of $1.4 million or 8.1%. The increase in product revenues in the first six months of 2000 is due primarily to the addition of product revenue related to the 1999 and 2000 Acquisitions. The decrease in service revenues reflects a decrease in revenues generated from construction projects due to the conclusion of several of these projects in 1999 and early 2000.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $46.6 million in the first six months of 2000, representing an increase of $10.5 million or 29.1%, as compared to cost of product revenues, excluding depreciation, of $36.1 million in the first six months of 1999. This increase is due primarily to two factors: 1) the inclusion of cost of product revenues of the 1999 and 2000 Acquisitions since their respective dates of acquisition; and 2) the increased cost of material in the CCP division. As a percentage of product revenues, cost of product revenues, excluding depreciation, increased to 73.4% in the first six months of 2000 from 68.8% in the first six months of 1999. This increase was primarily due to lower margins on product revenues derived from the 1999 and 2000 Acquisitions and lower margins in the CCP division due to the increase in the cost of materials.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation, was $11.1 million in the first six months of 2000, representing a decrease of $1.1 million or 9.1%, as compared to cost of service revenues, excluding depreciation, of $12.2 million in the first six months of 1999. This decrease reflects the decrease in total service revenues earned in the second quarter of 2000 as compared to the total service revenues earned in the second quarter of 1999. As a percentage of service revenues, cost of service revenues, excluding depreciation, remained fairly constant at 70.7% in the first six months of 2000 as compared to 71.5% in the first six months of 1999.

Depreciation and Amortization. Depreciation and amortization was $6.9 million in the first six months of 2000, representing an increase of $0.8 million or 12.6%, as compared to depreciation and amortization of $6.1 million in the first six months of 1999. This increase resulted primarily from increased depreciation of fixed assets and amortization of goodwill and other intangible assets recorded as a result of the 1999 and 2000 Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $11.5 million in the first six months of 2000, representing an increase of $1.7 million or 17.9%, as compared to SG&A expenses of $9.8 million in the first half of 1999. This increase in SG&A expenses reflects incremental SG&A costs resulting from the operation of the 1999 and 2000 Acquisitions as well as an increase in sales and marketing efforts.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures of $868,000 were made for scientific research and development during the first six months of 2000 as compared to $661,000 during the first half of 1999. Expenditures of $209,000 were made for market development during the first six months of 2000, as compared to $182,000 during the first six months of 1999. The increase in new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $7.4 million in the first six months of 2000 from $6.5 million in the first six months of 1999, primarily as a result of an increase in outstanding indebtedness and an increase in interest rates.

Income Taxes. Income tax benefit was $1.2 million for the first six months of 2000, as compared to the income tax benefit of $0.5 million in the first six months of 1999. This change reflects the decrease in taxable income in the first half of 2000, primarily resulting from increased interest expense as well as decreasing product margins. Taxable income is calculated considering non-deductible amortization expense related to most of the Company's acquisitions.

Net Income. As a result of the factors discussed above, the net loss was $4.0 million in the first six months of 2000 as compared to a net loss of $1.5 million in the first six months of 1999.

Liquidity and Capital Resources

The Company financed the 1998 and 1999 Acquisitions through the issuance of $100.0 million of 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility (as subsequently amended and restated). The Company financed the acquisition of Palestine by obtaining a $15,000,000 increase in the Secured Credit Facility on May 26, 2000 (discussed below). Operating and capital expenditures have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

The Secured Credit Facility has been amended a number of times. Most recently, on May 26, 2000, the Secured Credit Facility was amended and restated to, among other things, increase the borrowings available to the Company from $50.0 million to $65.0 million.

This increase in the funds available to the Company was accomplished through the addition of a Tranche B feature, pursuant to which two of the existing lenders, Bank of America, N.A. and Zions First National Bank (the "Tranche B Lenders") agreed to provide the additional $15.0 million in funding. No amount is available pursuant to the Tranche B revolving loans unless all amounts under the Tranche A (existing) revolving loans have been borrowed in full and are outstanding. Under the amended and restated Secured Credit Facility, at the option of the Company, both the Tranche A Revolving Loans and the Tranche B Revolving Loans may be maintained as Eurodollar Loans or Base Rate Loans.

Eurodollar loans will bear interest at a per annum rate equal to the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1 percent) determined by the Administrative Agent to be equal to the quotient by dividing
(a) Interbank  Offered Rate for such Eurodollar Loan for such Interest Period by
(b) 1 minus the Reserve Requirement for such Eurodollar Loan for such Interest Period, and by then adding thereto the applicable LIBOR margin (which is a percentage ranging from 1.75% to 2.50%, depending primarily upon the Company's Leverage Ratio). All capitalized terms are defined in the Secured Credit Facility.

Base Rate Loans will bear interest at a per annum rate equal to the rate which is the higher of (a) the Federal Funds rate for such day plus one-half of one percent (0.5%) and (b) the Prime rate for such day and by then adding thereto the applicable ABR Margin (which is a percentage ranging from 0.50% to 1.25% depending primarily upon the Company's Leverage Ratio). Any change in the Base Rate due to a change in the Federal Funds Rate or to the Prime Rate shall be effective on the effective date of such change. All capitalized terms are as defined in the Secured Credit Facility.

The Company will also pay certain fees with respect to any unused portion of the amended and restated Secured Credit Facility.

The amended and restated Secured Credit Facility maintains the term of the original Secured Credit Facility obtained on March 4, 1998, and is guaranteed by ISG and existing future subsidiaries of the Company (the "Guarantors"), and is secured by a first priority security interest in all of the capital stock of the Company and all of the capital stock of each of the Guarantors, as well as certain present and future assets and properties of the Company and any domestic subsidiaries.

The amended and restated Secured Credit Facility continues to require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio, a minimum consolidated net worth and to comply with certain other financial and non-financial covenants, as defined in the agreement. The Company was in compliance with all such covenants as of June 30, 2000.

At June 30, 2000, the Company had no cash and cash equivalents and $8.0 million in availability under the Secured Credit Facility. In addition, the Company had working capital of approximately $17.4 million, an increase of $8.4 million from December 31, 1999. The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During the six months ended June 30, 2000, capital expenditures amounted to approximately $4.5 million. Capital expenditures made in the ordinary course of business will be funded by cash flow from operations and borrowings under the Secured Credit Facility.

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

     Item                                                           Exhibit
      No.                       Item Title                            No.
      ---      -----------------------------------------              ---

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

     (15)     Letter re unaudited interim financial
              information:  Not Applicable

     (18)     Letter re change in accounting
              principles:  Not Applicable

     (19)     Report furnished to security holders:
              Not Applicable

     (22)     Published report regarding matters
              submitted to vote of security holders:
              Not Applicable

     (23)     Consents of expert and counsel:
              Not Applicable

     (24)     Power of attorney:  Not Applicable

     (27)     Financial Data Schedule                               27.1

     (99)     Additional Exhibits:  Amended and
              Restated Secured Credit Facility and
              Exhibits

(b)      Reports on Form 8-K

                  Two reports on Form 8-K were filed by Registrant during the three months ended June 30, 2000. The first is Form 8-K/A filed on May 16, 2000 in connection with the acquisition of Don's Building Supply, L.L.P. on March 2, 2000. The second Form 8-K relates to the acquisition of Palestine Concrete Tile Company and was filed on June 15, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2000              ISG RESOURCES, INC.


                                        /s/ J. I. Everest, II
                                    -------------------------------------
                                    J. I. Everest,  II
                                    Chief  Financial  Officer and  Treasurer
                                    (As both a duly  authorized  officer  of the
                                    Company and as principal  financial  officer
                                    of the Company)