Form 10-Q
period 2000-09-30
ISG RESOURCES INC
filed 2000-11-14
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                                        ----------------------

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          ___________ to  ___________


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


          136 East South Temple, Suite 1300, Salt Lake City, Utah 84111
         -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 236-9700
                            -----------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) [ X ] Yes [ ] No, and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2000 :


      Classes of Common Stock                  Number of shares outstanding
   --------------------------------------    ------------------------------
       Common Stock, no par value                               100

                               ISG Resources, Inc.

                                  ------------

                               INDEX TO FORM 10-Q

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page
         --------------------                                               ----

         Unaudited Condensed Consolidated Balance Sheets --
         September  30, 2000 and December 31, 1999 .......................    1

         Unaudited Condensed  Consolidated  Statements  of
         Operations  and Comprehensive  Income --
         Three months ended September 30, 2000 and 1999 and
         Nine months ended September 30, 2000 and 1999  ..................    2

         Unaudited Condensed Consolidated Statements of Cash Flows --
         Nine months ended September 30, 2000 and 1999....................    4

         Notes to Unaudited Condensed Consolidated Financial Statements ...   5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  ...................   12
         ---------------------------------------------

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         -----------------------------------------------------------

          There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K  ...............................    18
         --------------------------------


                      ISG Resources, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets

                                                                        September 30,           December 31,
                                                                             2000                   1999
Assets
Current assets:
   Cash and cash equivalents                                          $              -              $          -
   Accounts receivable:
       Trade, net of allowance for doubtful accounts of
          $391,000 and $329,000, respectively                               33,538,069                21,167,616
       Retainage                                                               138,416                   176,000
       Other                                                                   815,197                   502,058
   Deferred tax asset                                                          253,906                   316,161
   Inventories                                                               6,856,620                 4,055,425
   Other current assets                                                        918,117                   829,661
Total current assets                                                        42,520,325                27,046,921

Property, plant and equipment, net of accumulated depreciation of
   $11,664,402 and $7,893,374, respectively                                 36,676,051                33,584,188
Intangible assets, net                                                     169,275,136               153,952,547
Debt issuance costs, net                                                     4,661,426                 4,826,010
Other assets                                                                 1,500,419                 1,052,845
Total assets                                                           $   254,633,357           $   220,462,511
-------------------------------------------------------------------=================================================

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                       $ 17,311,347               $10,409,583
   Accrued liabilities:
      Payroll                                                                1,769,646                 1,288,732
      Interest                                                               4,725,498                 2,190,471
      Other                                                                    971,475                 1,828,537
   Income taxes payable                                                      1,514,777                 1,705,678
   Other current liabilities                                                   527,727                   652,119
                                                                     -----------------------------------------------
Total current liabilities                                                   26,820,470                18,075,120

Long-term debt                                                             155,000,000               133,500,000
Deferred tax liability                                                      37,377,539                39,158,249
Payable to Industrial Services Group                                           643,983                   643,983
Other liabilities                                                            1,582,088                 1,923,355

Shareholders' equity:
   Common stock, no par value; 100 shares authorized, issued and
     outstanding                                                            34,745,050                25,000,050
   Cumulative foreign currency translation adjustment                           (2,135)                        -
   Retained earnings (deficit)                                              (1,533,638)                2,161,754
                                                                     -----------------------------------------------
Total shareholders' equity                                                  33,209,277                27,161,804
                                                                     -----------------------------------------------
Total liabilities and shareholders' equity                               $ 254,633,357             $ 220,462,511
                                                                     ===============================================
See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries
          Unaudited Condensed Consolidated Statements of Operations and
                              Comprehensive Income

                                                                          Three Months
                                                                       Ended September 30,
                                                              ------------------------------------------
                                                                      2000                   1999
                                                              ------------------------------------------
Revenues:
   Product revenues                                               $   47,201,000      $   38,608,195
   Service revenues                                                    9,381,100          10,286,648
                                                              ------------------------------------------
                                                                      56,582,100          48,894,843
Costs and expenses:
   Cost of product revenues, excluding depreciation                   35,143,989          24,795,355
   Cost of service revenues, excluding depreciation                    6,325,765           7,761,827
   Depreciation and amortization                                       4,156,198           3,174,575
   Selling, general and administrative expenses                        5,648,770           4,741,251
   New product development                                               551,187             566,575
                                                              ------------------------------------------
                                                                      51,825,909          41,039,583
                                                              ------------------------------------------
Operating income                                                       4,756,191           7,855,260

Interest income                                                           13,174              11,762
Interest expense                                                      (4,086,488)         (3,419,021)
Other income and expense                                                 229,038              32,249
                                                              ------------------------------------------
Income before income taxes                                               911,915           4,480,250
Income tax expense                                                      (619,594)         (2,044,376)
                                                              ------------------------------------------
Net income                                                               292,321           2,435,874
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                                  3,477                   -
                                                              ------------------------------------------
Comprehensive income                                               $     295,798       $   2,435,874
                                                              ==========================================


See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries
          Unaudited Condensed Consolidated Statements of Operations and
                              Comprehensive Income

                                                                           Nine Months
                                                                       Ended September 30,

                                                              ------------------------------------------
                                                                      2000              1999
                                                              ------------------------------------------
Revenues:
   Product revenues                                              $   110,698,790    $     91,079,134
   Service revenues                                                   25,094,077          27,384,259
                                                              ------------------------------------------
                                                                     135,792,867         118,463,393

Costs and expenses:
   Cost of product revenues, excluding depreciation                   81,759,997          60,908,108
   Cost of service revenues, excluding depreciation                   17,428,495          19,980,978
   Depreciation and amortization                                      11,022,296           9,269,686
   Selling, general and administrative expenses                       17,185,498          14,524,123
   New product development                                             1,628,308           1,409,474
                                                              ------------------------------------------
                                                                     129,024,594         106,092,369
                                                              ------------------------------------------
Operating income                                                       6,768,273          12,371,024

Interest income                                                           34,748              32,940
Interest expense                                                     (11,487,575)         (9,940,393)
Other income and expense                                                 434,640              27,150
                                                              ------------------------------------------
Income before income taxes                                            (4,249,914)          2,490,721
Income tax benefit (expense)                                             554,522          (1,579,541)
                                                              ------------------------------------------
Net income (loss)                                                     (3,695,392)            911,180
Other comprehensive loss, net of tax:
   Foreign currency translation adjustment                                (2,135)
                                                              ------------------------------------------
Comprehensive income (loss)                                       $   (3,697,527)       $    911,180
                                                              ==========================================



See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                     Nine Months
                                                                                Ended September 30,
                                                                               2000             1999

Operating activities
Net income (loss)                                                          $ (3,695,392)    $    911,180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                           11,022,296        9,269,686
     Amortization of debt issuance costs                                        594,696          522,665
     Loss on sale of fixed assets                                                58,134           28,213
     Deferred income taxes                                                   (1,625,295)      (1,020,378)
     Changes in operating assets and liabilities:
         Receivables                                                         (9,047,214)     (11,233,394)
         Inventories                                                           (925,203)        (958,643)
         Other current and non-current assets                                  (466,261)        (527,182)
         Accounts payable                                                     6,179,407        4,028,939
         Accrued expenses                                                     1,302,128        6,608,387
         Other current and non-current liabilities                           (2,065,398)        (290,883)
Net cash provided by operating activities                                     1,331,898        7,338,590

Investing activities
Purchases of property, plant and equipment                                   (5,492,898)      (6,842,100)
Proceeds on sale of property, plant and equipment                               517,970          147,326
Acquisitions of businesses, net of cash acquired                            (26,050,281)     (23,112,502)
Purchase of intangible assets                                                (1,119,441)        (696,165)
Net cash used in investing activities                                       (32,144,650)     (30,503,441)

Financing activities
Cash contributions from shareholder                                           9,745,000               -0-
Proceeds from long-term debt                                                147,000,000       83,500,000
Payments on notes payable and long-term debt                               (125,500,000)     (60,000,000)
Debt issuance costs incurred                                                   (430,113)        (335,149)
Net cash provided by financing activities                                    30,814,887       23,164,851

Effect of exchange rate changes on cash                                          (2,135)               -

Net decrease in cash and cash equivalents                                             -                -
Cash and cash equivalents at beginning of period                                      -                -
Cash and cash equivalents at end of period                                 $          -     $          -
                                                                         ====================================

Cash paid for interest                                                     $  8,349,101      $ 6,850,903
                                                                         ====================================
Cash paid (received) for income taxes                                      $  1,209,892       $( 689,716)
-------------------------------------------------------------------------====================================

See accompanying notes

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

On May 31, 2000, the Company completed the acquisition of all outstanding stock of Palestine Concrete Tile Company, Inc. and certain associated real property (collectively, "Palestine") for approximately $18.5 million in cash. Additionally, the Company paid off outstanding debt of Palestine for approximately $1.0 million. Palestine is a Texas corporation primarily engaged in the manufacture and distribution of concrete block. The Company financed the acquisition of Palestine by obtaining a $15,000,000 increase in the Secured Credit Facility on May 26, 2000 and receiving an equity contribution of $9,745,000 from ISG on April 19, 2000.

The purchase price of Palestine was allocated based on estimated fair values of assets and liabilities at the date of acquisition. Goodwill resulting from the difference between the purchase price plus acquisition costs and the net assets acquired totaled approximately $14.9 million, and is being amortized on a straight-line basis over 20 years.

On September 15, 2000, the Company acquired certain fixed and intangible assets from Hanson Aggregates West, Inc. ("Hanson"). Hanson is a subsidiary of Hanson PLC, a leading international building materials company with operations in North America and Europe. The Company negotiated a purchase price of $2.1 million in cash for equipment and other fixed assets, as well as contracts with three Texas and Louisiana power plants. ISG will utilize the assets purchased to provide materials management services under the utility contracts acquired in the asset acquisition.

The following pro forma combined financial information reflects operations as if the acquisition of Don's, Palestine, and Hanson and the related financing transactions had occurred as of January 1, 1999. The pro forma combined financial information is presented for illustrative purposes only, does not purport to be indicative of the Company's results of operations as of the date hereof and is not necessarily indicative of what the Company's actual results of operations would have been had the acquisition and the financing transactions been consummated on such date.

                               Three Months Ended September 30,
                                    2000             1999
                           ------------------ --------------------
          Revenues         $     58,942        $   58,378
          Net income       $        587        $    2,972


                                Nine Months Ended September 30,
                                        2000             1999
                               ------------------ --------------------
          Revenues             $    151,359       $    145,040
          Net income (loss)    $     (1,392)      $      2,167


These financial statements reflect the consolidated financial position and results of operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole.

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

In  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000. The Company has adopted SFAS No. 133 in the third quarter. The adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations.

The consolidated balance sheet at December 31, 1999 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain amounts have been reclassified to conform to the September 30, 2000 presentation.

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

3.       Property, Plant and Equipment

Property, plant and equipment amounts are carried at cost. Costs assigned to property, plant and equipment of acquired businesses are based on estimated fair values at the date of acquisition. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures related to construction in progress are included in property, plant and equipment. Costs incurred which materially increase values, change capacities or extend useful lives are capitalized in property, plant and equipment. Routine maintenance and repairs are charged against current operation expense. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from property, plant and equipment and any resulting gain or loss is included in income.

In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), certain long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by the Company, are periodically reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Accordingly, when indicators of impairment are present, the Company adjusts the net book value of the underlying asset if the sum of the expected undiscounted future cash flows is less than book value.

In January 2000, the Company capitalized to property, plant and equipment, certain costs associated with the construction of a carbon ash burnout unit. The unit was to be used for the separation of carbon from fly ash and in the continuing research and development efforts related to the improvement of the carbon separation technology.

During the third quarter 2000, the Company determined that the technology being tested by the carbon ash burnout unit was no longer commercially viable. Furthermore, the Company decided to pursue a different technology to eliminate the effects of high carbon content. Consequently, the Company determined that the carbon ash burnout unit would no longer be utilized for its intended purpose. Thus, in accordance with SFAS 121, the Company determined that an impairment loss existed. However, certain components of the unit will be utilized in the CCP division and the remaining components of the unit will be abandoned and sold. The approximate fair value of the components to be used in the CCP division and the amount estimated to be received for the remaining unit when sold is $100,000.

The company measured the impairment loss to be the amount that the carrying value exceeded the estimated fair value of the asset. An impairment loss of approximately $0.4 million is recognized in operating income and is included in the aggregate total for depreciation and amortization in the Company's unaudited consolidated statements of operations and comprehensive income.

4.       New Product Development Costs

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $1,628,309 and $551,187 for the nine months and quarter ended September 30, 2000, respectively, were made for research and development activities covering basic scientific research and the application of scientific advances to the development of new and improved products and processes. Expenditures of $1,409,474 and $566,575 for the nine months and quarter ended September 30, 1999, respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs as they are incurred.

5.       Inventories

Inventories are valued at lower of cost (computed on the average, first-in, first-out method), or net realizable value. Inventories consist of:


                                        September 30,           December 31,
                                            2000                    1999
                                     -------------------- ---------------------
                  Raw Materials           $ 1,066,091          $    234,073
                  Finished Goods            5,790,529             3,821,352
                                     -------------------- ---------------------
                                           $6,856,620          $  4,055,425
                                     ==================== =====================


6.   Intangible Assets

Intangible assets consist of the following:

                                           September 30,          December 31,
                                                2000                  1999
                                         --------------------- -----------------
           Goodwill                         $ 83,610,925            $64,313,512
           Contracts                          99,999,788             98,522,146
           Patents and licenses                3,787,431              2,787,431
           Assembled work force                2,815,233              2,700,233
                                         --------------------- -----------------
                                             190,213,377            168,323,322
           Less accumulated amortization     (20,938,241)           (14,370,775)
                                         --------------------- -----------------
                                           $ 169,275,136           $153,952,547
                                         ===================== =================


Amortization is provided over the estimated period of benefit, using the straight-line method, ranging from 8 to 25 years.

7.     Long-term Debt

Long-term debt consists of the following:

                                                September 30,      December 31,
                                                    2000               1999
                                               ---------------- ----------------
         10% Senior Subordinated Notes due 2008   $100,000,000    $ 100,000,000
         Secured Credit Facility                    55,000,000       33,500,000
                                               ---------------- ----------------
                                                  $155,000,000    $ 133,500,000
                                               ================ ================

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

On August 8, 2000, the amended and restated secured credit agreement dated May 26, 2000 was amended in order to modify certain debt covenants contained in the credit agreement. Primarily, a minimum consolidated Earnings Before Interest Expense, Income Tax Expense, Depreciation Expense, and Amortization Expense (EBITDA) debt covenant was added. The minimum consolidated EBITDA covenant requires the Company to maintain a minimum EBITDA amount for every fiscal quarter through June 30, 2003 at minimum levels set forth in the agreement.

The amended and restated Secured Credit Facility continues to require the Company to not exceed a maximum leverage ratio, or drop below a minimum interest coverage ratio, a minimum consolidated EBITDA level, and to comply with certain other financial and non-financial covenants, as defined in the agreement.

At September 30, 2000, $10.0 million was unused and available under the Secured Credit Facility.

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

The building materials division includes financial data for Best only for the three and nine months ended September 30, 1999, as Osborne, Terrazzo, Magna Wall, Don's and Palestine were acquired subsequent to the third quarter of 1999. The building materials division includes financial data for Don's and Palestine for the three and nine months ended September 30, 2000 from their respective acquisition dates. The CCP division includes financial data for the Hanson acquisition from September 15, 2000 through September 30, 2000. Amounts included in the "Other" column include financial information for the Company's corporate, R&D and other administrative business units.

Information about reportable segments, and reconciliation of such information to the consolidated totals as of and for the three and nine months ended September 30, 2000 and September 30, 1999, is as follows:

                                                        Building
                                        CCP             Materials           Other          Consolidated
                                                                                              Total
                                   ---------------- ---------------- ----------------- -------------------
Three months ended 9/30/00:
Revenue                              $42,376,943     $14,071,204         $  133,953        $  56,582,100
EBITDA                                 9,822,088       2,022,906         (2,690,393)           9,154,601
Total Assets                          57,142,521      48,140,650        149,350,186          254,633,357
Expenditures for PP&E                    387,539         439,916            122,483              949,938

Three months ended 9/30/99:
Revenue                              $43,571,882     $ 5,284,869          $  38,092         $ 48,894,843
EBITDA                                12,077,289         730,946         (1,734,389)          11,073,846
Total Assets                          56,941,995      17,642,612        153,022,457          227,607,064
Expenditures for PP&E                  1,490,947         113,951            241,089            1,845,987

                                                        Building
                                        CCP             Materials           Other          Consolidated
                                                                                              Total
                                   ---------------- ---------------- ----------------- -------------------
Nine months ended 9/30/00:
Revenue                              $103,429,165   $  32,034,375      $   329,327        $135,792,867
EBITDA                                 22,600,842       4,317,149       (8,658,034)         18,259,957
Total Assets                           57,142,521      48,140,650      149,350,186         254,633,357
Expenditures for PP&E                   3,781,141       1,322,738          389,019           5,492,898

Nine months ended 9/30/99:
Revenue                              $102,406,799   $  15,386,775      $   669,819        $118,463,393
EBITDA                                 25,313,047       2,432,421       (6,044,668)         21,700,800
Total Assets                           56,941,995      17,642,612      153,022,457         227,607,064
Expenditures for PP&E                   6,033,868         227,902          580,330           6,842,100

                                       10

9.    Subsequent Events

On February 24, 1999, the Company entered into an option agreement to acquire the stock of Tatum Industries, Inc. (Tatum). As part of that agreement, the Company agreed to loan Tatum approximately $50,000 per month for operating expenses and loan servicing. Tatum's note to the Company accrues interest at 8% and is payable on demand.

On September 30, 2000, the principal balance of the note approximately $1.1 million. Additionally, the Company leased Tatum's building and equipment and the Company incurred approximately $0.1 million of leasehold improvements to the property.

On October 27, 2000, the Company advised Tatum that the Company was terminating the option agreement; however, the Company continues to lease the building and equipment under a month-to-month lease.

On November 13, 2000, the Company advised Tatum that the note to the Company will be due and payable on January 14, 2001. Currently, Tatum is reviewing alternatives to facilitate repayment of the note, one of which is the potential sale of Tatum to a third party. Because the Company has not determined at this point, due to the recent demand notification, that it is probable that Tatum will be unable to repay the note, no write offs or allowances have been recorded within the accompanying financial statements. However, if Tatum is unable to find alternative sources of financing, the Company may be required to write off or reserve against all or a portion of the note receivable balance. To the extent that the Company terminates its lease in the future, the leasehold improvements also will be required to be written off.

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

On May 31, 2000, the Company completed the acquisition of all outstanding stock of Palestine Concrete Tile Company, Inc. and certain associated real property (collectively, "Palestine") for approximately $18.5 million in cash. Additionally, the Company paid off outstanding debt of Palestine of approximately $1.0 million. Palestine is a Texas corporation primarily engaged in the manufacture and distribution of concrete block. The Company financed the acquisition of Palestine by obtaining a $15,000,000 increase in the Secured Credit Facility on May 26, 2000 and receiving an equity contribution of $9,745,000 from its parent, Industrial Services Group, Inc. ("ISG") on April 19, 2000.

On September 15, 2000, the Company acquired certain fixed and intangible assets from Hanson Aggregates West, Inc. ("Hanson"). Hanson is a subsidiary of Hanson PLC, a leading international building materials company with operations in North America and Europe. The Company negotiated a purchase price of $2.1 million in cash for equipment and other fixed assets, as well as contracts with three Texas and Louisiana power plants. ISG will utilize the assets purchased to provide materials management services for the utility contracts acquired in the asset acquisition.

The Palestine and Don's acquisitions (the "2000 Acquisitions"), as well as the acquisitions of Best, Mineral Specialties, Irvine, Osborne, Terrazzo, and Magna Wall (the "1999 Acquisitions"), were accounted for under the purchase method of accounting and, accordingly, the results of operations of the respective companies have been included in the consolidated financial statements since the respective acquisition dates. In addition, the results of operations related to the three Hanson utility contracts have been included in the consolidated results of operations since the respective asset acquisition date. Accordingly, the financial condition and results of operations of the Company after the Acquisitions are not directly comparable to the historical financial condition and results of operations.

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

Results of Operations

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

Revenues. Revenues were $56.6 million in the third quarter of 2000, representing an increase of $7.7 million or 15.7%, as compared to revenues of $48.9 million in the third quarter of 1999. Product revenues increased to $47.2 million in the third quarter of 2000 from $38.6 million in the third quarter of 1999, representing an increase of $8.6 million or 22.3%. Service revenues decreased to $9.4 million in the third quarter of 2000 from $10.3 million in the third quarter of 1999, representing a decrease of $.9 million or 8.7%. The increase in product revenues in the third quarter of 2000 is due primarily to the 1999 and 2000 Acquisitions. The decrease in service revenues in the third quarter of 2000 is due primarily to a decrease in revenues generated from construction projects due to the conclusion of several of those projects in 1999 or early 2000.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $35.1 million in the third quarter of 2000, representing an increase of $10.3 million or 41.5% , as compared to cost of product revenues, excluding depreciation, of $24.8 million in the third quarter of 1999. This increase is due primarily to two factors: 1) the inclusion of cost of product revenues of the 1999 and 2000 Acquisitions since their respective dates of acquisition; and 2) the increased cost of material in the CCP division. As a percentage of product revenues, cost of product revenues, excluding depreciation, increased to 74.4% in the third quarter of 2000 from 64.2% in the third quarter of 1999. This increase was primarily due to lower margins on product revenues derived from the 1999 and 2000 Acquisitions and lower margins in the CCP division due to the increase in the cost of materials.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation, was $6.3 million in the third quarter of 2000, representing a decrease of $1.5 million or 19.2%, as compared to cost of service revenues, excluding depreciation, of $7.8 million in the third quarter of 1999. This decrease reflects the fact that service revenues decreased in the third quarter of 2000 as compared to the third quarter of 1999 and the cost of providing those services also decreased. Furthermore, many of the projects that generated lower margins were concluded in 1999. As a percentage of service revenues, cost of service revenues, excluding depreciation, decreased to 67.4% in the third quarter of 2000 from 75.7% in the third quarter of 1999.

Depreciation and Amortization. Depreciation and amortization was $4.2 million in the third quarter of 2000, representing an increase of $1.0 million or 31.3%, as compared to depreciation and amortization of $3.2 million in the third quarter of 1999. This increase resulted primarily from the depreciation of fixed assets and amortization of goodwill and other intangible assets recorded as a result of the 1999 and 2000 Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $5.7 million in the third quarter of 2000, representing an increase of $1.0 million or 21.3%, as compared to SG&A expenses of $4.7 million in the third quarter of 1999. This increase in SG&A expenses reflects incremental SG&A costs resulting from the operation of the 1999 and 2000 Acquisitions as well as an increase in sales and marketing efforts.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures for scientific research and development during the third quarter of 2000 decreased slightly to $0.4 million as compared to expenditures of $0.5 million during the third quarter of 1999. Expenditures of $0.1 million were made for market development during the third quarter of 2000 compared to $0.1 million in the third quarter of 1999. Continuing expenditures for new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $4.1 million in the third quarter of 2000 from $3.4 million in the third quarter of 1999, primarily as a result of an increase in outstanding indebtedness and an increase in interest rates.

Income Taxes. Income tax expense was $0.6 million in the third quarter of 2000, representing a decrease of $1.4 million or 70%, as compared to income tax expense of $2.0 million in the third quarter of 1999. This decrease reflects the decrease in taxable income in the third quarter of 2000. Taxable income is calculated considering non-deductible amortization expense related to most of the Company's acquisitions.

Net Income. As a result of the factors discussed above, net income decreased to $0.3 million in the third quarter of 2000 from $2.4 million in the third quarter of 1999.

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

Revenues. Revenues were $135.8 million in the first nine months of 2000, representing an increase of $17.3 million or 14.6%, as compared to revenues of $118.5 million in the first nine months of 1999. Product revenues increased to $110.7 million in the first nine months of 2000 from $91.1 million in the first nine months of 1999, representing an increase of $19.6 million or 21.5%. Service revenues decreased to $25.1 million in the first nine months of 2000 from $27.4 million in the first nine months of 1999, representing a decrease of $2.3 million or 8.4%. The increase in product revenues in the first nine months of 2000 is due primarily to the addition of product revenues derived from the 1999 and 2000 Acquisitions. The decrease in service revenues reflects a decrease in revenue generated from construction projects due to the conclusion of several of these projects in 1999 and early 2000.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $81.8 million in the first nine months of 2000, representing an increase of $20.9 million or 34.3% , as compared to cost of product revenues, excluding depreciation, of $60.9 million in the first nine months of 1999. This increase is due primarily to two factors: 1) the inclusion of cost of product revenues of the 1999 and 2000 Acquisitions since their respective dates of acquisition; and 2) the increased cost of material in the CCP division. As a percentage of product revenues, cost of product revenues, excluding depreciation, increased to 73.9% in the first nine months of 2000 from 66.8% in the first nine months of 1999. This increase was primarily due to lower margins on product revenues derived from the 1999 and 2000 Acquisitions and lower margins in the CCP division due to the increase in the cost of materials.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation, was $17.4 million in the first nine months of 2000, representing a decrease of $2.6 million or 13%, as compared to cost of service revenues, excluding depreciation, of $20.0 million in the first nine months of 1999. This decrease reflects the fact that service revenues decreased in the first nine months of 2000 as compared to the same period in 1999 and the cost of providing those services also decreased. Furthermore, many of the projects that generated lower margins were concluded in 1999. As a percentage of service revenues, cost of service revenues, excluding depreciation, decreased to 69.5% in the first nine months of 2000 as compared to 73.0% in the first nine months of 1999.

Depreciation and Amortization. Depreciation and amortization was $11.0 million in the first nine months of 2000, representing an increase of $1.7 million or 18.3%, as compared to depreciation and amortization of $9.3 million in the first nine months of 1999. This increase resulted primarily from the depreciation of fixed assets and amortization of goodwill and other intangible assets recorded as a result of the 1999 and 2000 Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $17.2 million in the first nine months of 2000, representing an increase of $2.7 million or 18.6%, as compared to SG&A expenses of $14.5 million in the first nine months of 1999. This increase in SG&A expenses reflects incremental SG&A costs resulting from the operation of the 1999 and 2000 Acquisitions as well as an increase in sales and marketing efforts.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures of $1.3 million were made for scientific research and development during the first nine months of 2000 compared to expenditures of $1.1 million during the first nine months of 1999. Expenditures of $0.3 million were made for market development during the first nine months of 2000 compared to expenditures of $0.3 million during the first nine months of 1999. The increase in new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $11.5 million in the first nine months of 2000 from $9.9 million in the first nine months of 1999, primarily as a result of an increase in outstanding indebtedness and an increase in interest rates.

Income Taxes. Income tax benefit was $.6 million in the first nine months of 2000, as compared to income tax expense of $1.6 million in the first nine months of 1999. This change reflects the decrease in taxable income in the nine months of 2000, primarily resulting from increased interest expense as well as decreasing product margins. Taxable income is calculated considering non-deductible amortization expense related to most of the Company's acquisitions.

Net Income (loss). As a result of the factors discussed above, the net loss was $3.7 million in the first nine months of 2000 as compared to net income of $0.9 million in the first nine months of 1999.

Property, Plant and Equipment

Property, plant and equipment amounts are carried at cost. Costs assigned to property, plant and equipment of acquired businesses are based on estimated fair values at the date of acquisition. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures related to construction in progress are included in property, plant and equipment. Costs incurred which materially increase values, change capacities or extend useful lives are capitalized in property, plant and equipment. Routine maintenance and repairs are charged against current operation expense. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from property, plant and equipment and any resulting gain or loss is included in income.

In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), certain long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by the Company, are periodically reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Accordingly, when indicators of impairment are present, the Company adjusts the net book value of the underlying asset if the sum of the expected undiscounted future cash flows is less than book value.

In January 2000, the Company capitalized to property, plant and equipment, certain costs associated with the construction of a carbon ash burnout unit. The unit was to be used for the separation of carbon from fly ash and in the continuing research and development efforts related to the improvement of the carbon separation technology.

During the third quarter 2000, the Company determined that the technology being tested by the carbon ash burnout unit was no longer commercially viable. Furthermore, the Company decided to pursue a different technology to eliminate the effects of high carbon content. Consequently, the Company determined that the carbon ash burnout unit would no longer be utilized for its intended purpose. Thus, in accordance with SFAS 121, the Company determined that an impairment loss existed. However, certain components of the unit will be utilized in the CCP division and the remaining components of the unit will be abandoned and sold. The approximate fair value of the components to be used in the CCP division and the amount estimated to be received for the remaining unit when sold is $100,000.

The company measured the impairment loss to be the amount that the carrying value exceeded the estimated fair value of the asset. An impairment loss of approximately $0.4 million is recognized in operating income and is included in the aggregate total for depreciation and amortization in the Company's unaudited consolidated statements of operations and comprehensive income.

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

On August 8, 2000, the amended and restated secured credit agreement dated May 26, 2000 was amended in order to modify certain debt covenants contained in the credit agreement. Primarily, a minimum consolidated Earnings Before Interest Expense, Income Tax Expense, Depreciation Expense, and Amortization Expense (EBITDA) debt covenant was added. The minimum consolidated EBITDA covenant requires the Company to maintain a minimum EBITDA amount as of the last day of every fiscal quarter through June 30, 2003 at minimum levels set forth in the agreement.

The amended and restated Secured Credit Facility continues to require the Company to not exceed a maximum leverage ratio, or drop below a minimum interest coverage ratio, a minimum consolidated EBITDA level, and to comply with certain other financial and non-financial covenants, as defined in the agreement.

At September 30, 2000, the Company had no cash and cash equivalents and $10.0 million in availability under the Secured Credit Facility. In addition, the Company had working capital of approximately $15.7 million, an increase of $6.7 million from December 31, 1999. The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace certain existing capital equipment. During the nine months ended September 30, 2000, capital expenditures amounted to approximately $5.1 million. Capital expenditures made in the ordinary course of business will be funded by cash flow from operations and borrowings under the Secured Credit Facility.

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

Subsequent Events

On February 24, 1999, the Company entered into an option agreement to acquire the stock of Tatum Industries, Inc. (Tatum). As part of that agreement, the Company agreed to loan Tatum approximately $50,000 per month for operating expenses and loan servicing. Tatum's note to the Company accrues interest at 8% and is payable on demand.

On September 30, 2000, the principal balance of the note approximately $1.1 million. Additionally, the Company leased Tatum's building and equipment and the Company incurred approximately $0.1 million of leasehold improvements to the property.

On October 27, 2000, the Company advised Tatum that the Company was terminating the option agreement; however, the Company continues to lease the building and equipment under a month-to-month lease.

On November 13, 2000, the Company advised Tatum that the note to the Company will be due and payable on January 14, 2001. Currently, Tatum is reviewing alternatives to facilitate repayment of the note, one of which is the potential sale of Tatum to a third party. Because the Company has not determined at this point, due to the recent demand notification, that it is probable that Tatum will be unable to repay the note, no write offs or allowances have been recorded within the accompanying financial statements. However, if Tatum is unable to find alternative sources of financing, the Company may be required to write off or reserve against all or a portion of the note receivable balance. To the extent that the Company terminates its lease in the future, the leasehold improvements also will be required to be written off.

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

            (99)   Additional Exhibits:  First Amendment to
                   Credit Agreement dated August 8, 2000

(b)      Reports on Form 8-K

                  A report on Form 8-K was filed by Registrant on September 29, 2000 with respect to an Asset Purchase Agreement with Hanson Aggregates West, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000                  ISG RESOURCES, INC.


                                         /s/ J. I. Everest, II
                                         ------------------------------
                                         J. I. Everest, II
                                         Chief Financial Officer and Treasurer

                                         (As  both a duly  authorized  officer
                                         of the  Company  and as  principal
                                         financial officer of the Company)