Form 10-K
period 2000-12-31
ISG RESOURCES INC
filed 2001-04-02
CIK 1063018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the Fiscal Year Ended _____December 31, 2000________________

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No fee required]

For   the   transition    period   from ___N/A___  to ___N/A____

Commission File Number

                               ISG RESOURCES, INC.
            ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Utah                                   87-0619697
     ------------------------------             -----------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

136 East South Temple, Suite 1300, Salt Lake City, Utah            84111
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (801) 236-9700
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class       Name of each exchange on which registered
           -------------------       -----------------------------------------
                  None                     None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _ _ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 2001 was approximately $0.

         The number of shares of Common Stock outstanding on March 29, 2001 was 100 shares.

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

In 2000, ISG Canada Limited, Inc. ("ISG Canada") was formed and became a wholly-owned foreign subsidiary of the Company, with fly ash operations beginning in the second half of 2000.

On March 2, 2000, the Company acquired directly and indirectly through ISG Manufactured Products, Inc., and ISG Partner, Inc., (two newly formed wholly-owned subsidiaries of the Company), all of the partnership interest of Don's Building Supply L.L.P. ("Don's") for approximately $5.9 million in cash. Don's is engaged in the retail and wholesale distribution of construction materials to residential and commercial contractors primarily in the State of Texas.

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

The cost of acquired companies is allocated first to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets such as contracts, patents, assembled workforce, and goodwill are amortized on a straight-line basis over the remaining useful lives of the assets. The amortization period is determined principally by the underlying terms of the contracts and patents acquired and the underlying characteristics of the assembled workforce acquired. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and amortized on a straight-line basis over the estimated useful life. The estimated useful life for goodwill is determined based on the individual characteristics of the acquired entity and ranges from 20 years for the Company's building materials acquisitions to 25 years for the Company's fly ash acquisitions. The values recorded for licenses represent the license fees paid that allow the Company the right to utilize the licensed technologies in the Company's products and applications.

The Company's core business is based on long-term materials management contracts with power producing utilities and industrial clients. Typical contract terms for CCP management contracts are from five to fifteen years, with many contracts being renewed upon expiration. The Company's business strategy has been to pursue key acquisitions with the primary intent of acquiring specific materials management contracts controlled by the entity acquired as well as complement the Company's planned geographic expansion. Therefore, the contracts recorded as intangible assets are essential to the continuing success of the Company. The Company devotes significant resources to maintaining and expanding these long-term contractual relationships. In addition, the Company is focused on serving its client base by enhancing the Company's existing product offerings with the benefits of its research and development programs, by cross-marketing patented products in new geographical markets, and by continuing to develop new applications for CCPs and related industrial materials.

The Company regularly evaluates the carrying amounts of long-lived assets, including goodwill and other intangible assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current circumstances or events. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense, so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. No impairment of the Company's intangible assets has been indicated to date.


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

The building materials division manufactures and distributes building materials to residential and commercial contractors, primarily in Texas, California, Georgia, Florida and Louisiana. While the 1998 acquisition strategy focused on geographical diversification of the CCP division, the 1999 and 2000 acquisition strategy focused on vertical integration into selected building products manufacturers (especially in key geographical areas) that utilize significant amounts of CCPs as raw materials in their products. This strategy has secured an outlet for a portion of previously unutilized CCPs while promoting the increased use of CCPs as components of building products in the future. Unlike most of its competitors, the Company has dedicated significant resources to the acquisition and development of new technologies for the use of CCPs in building products applications.

Principal Products and their Markets by Division

CCP Division

The Company uses CCPs and other industrial materials to make products that primarily replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate or limestone. The Company's focus on CCPs and related industrial materials development created a variety of applications, such as fillers in asphalt shingles and related products, that extend beyond the traditional uses of CCPs and related industrial materials. For purposes of this report, the Company's CCP-related products are broken down into traditional products and value-added products. Traditional products are those products that the Company and its competitors within the industry historically produce with the CCPs. Value-added products are newer products that have been developed to utilize CCPs and related materials, which in the past were deemed waste products and usually sent to landfills.

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

According to the American Coal Ash Association (the "ACAA"), of the approximately 107 million tons of CCPs that were generated in the United States during 1999, fly ash accounted for approximately 59%, bottom ash accounted for approximately 15% and flue gas desulphurization waste ("scrubber sludge") and boiler slag accounted for approximately 26%.

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

MagnaWall(R) One Coat Stucco
Best One Coat Stucco
Best Masonry(TM)  Cement Type N
Best Scratch and Brown Stucco Cement
Best White Masonry Cement Type N
Best Masonry(TM) Cement Type S
Best Mortar Cement Type N
Best Finish Stucco
Hill Country Mortar(TM) Type N

New Product Development

New product development costs consist of scientific research and development and market development expenditures. The Company spent approximately $1.8 million in each of the years ended December 31, 2000 and December 31, 1999, respectively, on research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. Expenditures of approximately $0.5 million and $0.4 million for the years ended December 31, 2000 and December 31, 1999, respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs when they are incurred. The Company incurred insignificant new product development costs in the year ended December 31, 1998.

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

Flexcrete(R) is a fiber reinforced, non-autoclaved cellular concrete which utilizes large quantities of CCPs and requires low energy and capital cost to produce. This technology produces an aerated concrete panel or block with excellent flexural strength, insulation and flame resistance. It is ideal for use in mass-produced housing applications.

Competitive Business Conditions

Coal is the largest indigenous fossil fuel resource in the United States, with current U.S. annual coal production in excess of one billion tons. Approximately 80% of coal produced is used for electric power generation, and its use has grown by almost 25% over the last decade. The combustion of coal provides cost-effective electricity generation, but results in a high percentage of residual material, which serves as the "raw material" for the CCP industry. The industry manages these CCPs and related materials by developing end-use markets for certain CCPs and providing storage and disposal services for the remainder of such materials.

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

Strong Client Relationships. At December 31, 2000, the Company had contractual relationships with eleven of the fifteen largest coal powered electrical utilities in the United States, based on total electricity revenues. The Company has maintained long-term contracts with certain utilities since 1978, and experienced a renewal or extension rate of greater than 90% since current management completed the acquisition of JTM in 1997. The Company's clients rely on its marketing, materials handling and technological capabilities to extend the useful life of their landfill sites by creatively managing and marketing a broader range of CCPs than competitors.

Source and Availability of Raw Materials

The Company's primary raw materials are CCPs. As long as the majority of electricity generated in this country comes from the use of coal-fired generation, the Company believes it will have an adequate supply of raw materials.


Electric Utility Deregulation

The electric utility industry is in the process of deregulation. The impact that full deregulation of the industry will have on the Company is something that cannot be accurately projected. The major area of impact is to the individual source of CCPs that the Company uses to supply materials and products to various markets. Deregulation could result in some sources being put out of service because they are not economically competitive. The Company believes that no significant changes to the sources of CCPs under contract will occur. However, since this change to the industry continues to evolve, the Company could be materially adversely affected if major changes occur to specific sources.

Impact of Clean Air Act Amendments on Coal Consumption

The Federal Clean Air Act of 1970 ("Clean Air Act") and Amendments to the Clean Air Act ("Clean Air Act Amendments"), and corresponding state laws that regulate the emissions of materials into the air, affect the coal industry both directly and indirectly. The coal industry may be directly affected by Clean Air Act permitting requirements and/or emissions control requirements relating to particulate matter (e.g., "fugitive dust"). The coal industry may also be impacted by future regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. In July 1997, the United States Environmental Protective Agency ("EPA") adopted new, more stringent National Ambient Air Quality Standards ("NAAQS") for particulate matter and ozone. As a result, states will be required to implement changes to their existing state implementation plans to attain and maintain compliance with the new NAAQS. Because electric utilities emit nitrogen oxides, which are precursors to ozone, the Company's utility customers are likely to be affected when the revisions to the NAAQS are implemented by the states. State and federal regulations relating to fugitive dust and coal combustion emissions regulations relating to implementation of the new NAAQS may reduce the Company's sources for its products. The extent of the potential impact of the new NAAQS on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act, as well as on pending legislative proposals to delay or eliminate aspects of the standard. Nonetheless, the new NAAQS could have a material adverse effect on the Company's financial condition and results of operations.

The Clean Air Act indirectly affects the Company's operations by extensively regulating the air emissions of sulfur dioxides and other compounds emitted by coal-fired utility power plants. Title IV of the Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generation plants. The limits set baseline emission standards for such facilities. Reductions in such emissions will occur in two phases; the first began in 1995 ("Phase I"), and applies only to certain identified facilities and the second began on January 1, 2000 ("Phase II') and will apply to most remaining facilities, including those subject to the 1995 restrictions. The affected utilities have been and may be able to meet these requirements by, among other ways, switching to lower sulfur fuels, installing pollution control devices such as scrubbers, reducing electricity generating levels or purchasing or trading "pollution credits." Specific emission sources will receive these credits, which utilities and other industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide.

The Clean Air Act Amendments also require utilities, that are currently major sources of nitrogen oxides in moderate or higher ozone nonattainment areas, to install reasonably available control technology for nitrogen oxides, which are precursors of ozone. In addition, the EPA currently plans to implement the recently issued, stricter ozone standards (discussed above) by 2003. The Ozone Transport Assessment Group ("OTAG"), formed to make recommendations to the EPA for addressing ozone problems in the eastern United States, submitted its final recommendations to the EPA in June 1997. Based on the OTAG's recommendations, the EPA announced a proposal (the "SIP call") that would require 22 eastern states to make substantial reductions in nitrogen oxide emissions. Under this proposal, the EPA expects that states will achieve these reductions by requiring power plants to make substantial reductions in their nitrogen oxide emissions. Installation of reasonably available control technology and additional control measures required under the SIP call will make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual state attainment plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Any reduction in coal's share of the capacity for power generation could have a material adverse effect on the Company's financial condition and results of operations. The effect such regulation or other requirements that may be imposed in the future could have on the coal industry in general and on the Company cannot be predicted with certainty. No assurance can be given that the implementation of the Clean Air Act Amendments or any future regulatory provisions will not materially adversely affect the Company.

Unburned carbon often remains in fly ash in small amounts. Under certain conditions, that carbon can interfere with concrete's ability to entrain correct amounts of air. Concrete producers often deal with this situation by adding air entraining chemicals. However, these chemicals are expensive and must be constantly monitored to guard against over or underdosing.

The Company is affected by the Phase I and Phase II emission standards as the quality of fly ash produced as a result of the utilization of lower sulfur fuels is reduced. As utilities take steps to meet more stringent emissions control guidelines, residual carbon in fly ash becomes a growing problem for the Company. The Company cannot fully utilize this lower quality fly ash in some products and applications. Therefore, the Company has aggressively pursued technology and research and development activities to develop a carbon fixation process to treat fly ash that normally cannot be used due to the quality of the fly ash. The Company's carbon fixation technology, for which a patent has been applied, uses a liquid reagent to coat unburned carbon particles and hinder their impact on the concrete mix. Carbon is not removed, but its effects on air entrainment are minimized, thus allowing concrete producers to use significantly less chemicals at the job site. The technology also renders some ash products usable for the first time without having any negative impact on the quality of the finished concrete. The Company is successfully working with several utilities utilizing this technology.

The Company has filed a provisional patent application for a technology to control ammonia in fly ash. Ammonia is another emerging challenge in the ash marketing industry. As utilities implement more stringent air pollution controls, many are treating boiler exhaust gases with ammonia to remove nitrous oxides. Some of the unreacted ammonia is deposited on fly ash particles. To address this challenge, the Company's new technology uses a chemical reagent to mitigate ammonia effects. When water is added to the concrete mix containing ammoniated fly ash, the reagent converts ammonia to harmless compounds. The treatment reagent can be added and blended with the dry fly ash at any point between the fly ash collection process at the power plant and the final delivery to the concrete producer. Reagent dosage rates depend upon the ammonia concentration. Reagents can also be added directly to the concrete mix. The Company is currently working with two utilities to implement the technology.


Material Quality and Quantity

Coal-fired boilers have been impacted by the Clean Air Act and the Clean Air Act Amendments, which established specific emissions levels concerning sulfur dioxide (SO2) and nitrous oxides (NO) that each utility must meet. These emission levels have required utilities to undertake many of the following changes: change their fuel source(s), add scrubbers to capture SO2, add new boiler burner systems to control NO, add or modify fuel pulverizers/air handling systems to control NO, introduce flue gas conditioning materials to control particulate emissions in conjunction with meeting SO2 emissions targets and in some very isolated cases shut down a plant. Amendments to existing particulate matter standards may require retrofitting of baghouses to control particulate emissions. All of these changes can impact the quantity and quality of CCPs produced at a power plant and can add to the costs of operating a power plant. Further, inappropriate use of material can result in faulty end products. Since most of the products marketed by the Company typically consist of a mixture of client-supplied materials, the Company does not exclusively control the quality of the final end product, but shares such control with the manufacturer of the ingredient materials. Therefore, there is a risk of liability regarding the quality of materials and end products marketed by the Company. In cases where the Company is responsible for end-product quality, such as structural fill (where material is used to fill a cavity or designated area), the Company depends solely on its own quality assurance programs.

Dependence on Limited Customers

The Company works with a large number of customers and has long-term contracts with most such customers. The Company's core business is based on long-term materials management contracts with power producers and industrial clients. As of December 31, 2000, the Company had 101 materials management contracts, 33 of which generated more than $1.0 million of annual revenues each. Typical contract terms are from five to fifteen years. The Company is focused on serving its current client base and plans to aggressively target additional contract opportunities to increase both tonnage under management and revenues.

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

None.

Effect of Existing or Probable Government Regulation

None.

Cost of Compliance with Environmental Laws

None.



Employees

The Company has a total of 781 employees, of which 735 are full-time employees.

Item 2.       Properties

The Company operates its corporate headquarters in Salt Lake City, Utah in offices leased under a three-year lease expiring in July 2002. The total amount of leased space in the corporate headquarters is 12,202 square feet. Due to the Company's national scope of operations, it has a number of other properties used in its operations. The following table sets forth certain information regarding the Company's other principal facilities as of December 31, 2000:

                                                                  Lease
 Location           Function                Ownership        Termination Date
------------        --------------          ---------        ----------------
Bay City, MI        Offices                   Leased         August 31, 2001
Kennesaw, GA        Offices                   Leased         January 31, 2004
Delta, UT           Storage Silos             Leased         November 1, 2001
Fargo, ND           Fly Ash Storage           Leased         Month to Month
Good Springs, PA    Silo Facility             Leased         Month to Month
Taylorsville, GA    Lab Facility              Owned
Doraville, GA       Terminal Facility         Leased         August 11, 2005
Leland, NC          Transfer Facility         Owned
Franklin, VA        Structural Fill           Owned
Clinton, TN         Structural Fill           Owned
Centralia, WA       Storage Facility          Owned
Ogden, UT           Storage Facility          Owned
Pacolet, SC         Terminal Facility         Owned
Fresno, CA          Terminal Facility         Leased         March 31, 2002
Stockton, CA        Terminal Facility         Leased         September 30, 2010
Pomona, CA          Rail Terminal             Owned
Tukwila, WA         Offices                   Leased         June 30, 2004
Houston, TX         Offices                   Leased         August 30, 2004
Sacramento, CA      Terminal Facility         Leased         February 22, 2003
San Antonio, TX     Lab Facility              Leased         December 31, 2001
San Antonio, TX     Production Facility       Leased         May 10, 2001
Duluth, GA          Building Material Store   Leased         Month to Month
Acworth, GA         Production Facility       Leased         Month to Month
Houston, TX         Production Facility       Leased         July 31, 2004
Dallas, TX          Production Facility       Owned
Palestine, TX       Production Facility       Owned
LaMirada, CA        Production Facility       Owned


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

Item 6.  Selected Financial Data

The following table sets forth summary consolidated financial information of the Company for each of the five years in the period ended December 31, 2000. Such information was derived from the audited consolidated financial statements and notes thereto and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

The selected consolidated financial information for the periods prior to October 14, 1997 set forth below is not comparable to subsequent periods due to the step-up in basis resulting from the acquisition of JTM by ISG in 1997. Additionally, the 2000, 1999 and 1998 information set forth below may not be comparable due to accounting for the 1998, 1999 and 2000 acquisitions using the purchase method of accounting. Therefore, only information for each acquisition from the respective acquisition date is included.



                                                                                               2 1/2     9 1/2 months
                                                                Years Ended                    Ended        Ended      Year Ended
                                                  December 31,  December 31,   December 31,  December 31,   Oct 13,    December 31,
                                                      2000         1999           1998          1997         1997           1996
                                                      ----         ----           ----          ----         ----           ----
Statement of Income Data:
Revenue ........................................   $ 180,902     $ 156,205     $ 117,293     $  12,643     $  51,295     $  62,841
Cost of products and services sold,
    excl. depr .................................     133,093       108,664        80,116         9,365        40,701        52,268
Depreciation and amortization ..................      14,954        13,091         9,141           908         5,279         2,285
Selling, general and administrative
expenses........................................      26,326        18,962        14,145         1,256         3,633         5,667

New product development costs ..................       2,332         2,166          --            --            --            --
Operating income ...............................       2,672        13,321        13,891         1,114         1,682         2,621
Interest expense ...............................      15,804        13,392         9,338           629         4,160         4,853
Net income (loss) before income taxes ..........     (12,749)          285         4,808           517        (2,478)       (2,232)
Net income (loss) ..............................      (9,755)         (362)        2,259           265        (3,090)       (1,870)

Balance Sheet Data:
Working capital (deficiency) ...................      24,127         8,972         6,786       (21,648)      (43,594)      (45,804)
Total assets ...................................     252,334       220,463       191,732        73,270        58,396        62,950
Total debt .....................................     165,000       133,500       110,000          --            --            --
Shareholder's equity ...........................      27,122        27,162        27,524        25,265         3,623         6,713

Other Data:
Cash flows from operating activities ...........         684        10,204         8,210         1,843           521           603
Cash flows from investing activities ...........     (35,983)      (33,369)      (86,623)          (19)         (681)       (3,869)
Cash flows from financing activities ...........      42,315        23,165        75,344         1,189           957         2,844
EBITDA (1) .....................................      18,010        26,768        23,287         2,054         6,961         4,906
EBITDA margin ..................................        10.0%         17.1%         19.9%         16.2%         13.6%          7.8%
Capital expenditures ...........................       8,186         8,791         8,574            19           681         4,357
Ratio of earnings to fixed charges (2) .........        .31x         1.02x         1.42x         1.49x         0.56x         0.68x
Deficit of earnings to fixed charges ...........     (12,749)         --            --            --          (2,478)       (2,232)



(1) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA should not be considered as an alternative to net income or any other GAAP measure of performance as an indicator of the Company's performance or to cash flows provided by operating, investing or financing activities as an indicator of cash flows or a measure of liquidity. Management believes that EBITDA is a useful adjunct to net income and other measurements under GAAP in evaluating the Company's ability to service its debt and is a conventionally used financial indicator. However, due to possible inconsistencies in the method of calculating EBITDA, the EBITDA measures presented may not be comparable to other similarly titled measures of other companies.
(2) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, earnings include pre-tax income from continuing operations plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of debt expense and that portion of rental expense that is representative of the interest factor in these rentals.


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

In 2000, the Company acquired Don's and Palestine in the building materials division and Hanson in the CCP division (the "2000 Acquisitions").

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

Results of Operations

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

Product Revenues. Product revenues increased to $146.8 million in 2000 from $120.3 million in 1999, an increase of $26.5 million or 22.0%. This increase is primarily due to two factors: (1) the revenue added by the 2000 Acquisitions; and (2) internal growth in the CCP division, primarily as a result of price increases and value growth.

Service Revenues. Service revenues decreased to $34.1 million in 2000 from $35.9 million in 1999, a decrease of $1.8 million or 5.0%. This decrease is primarily due to a decrease in construction related services and other disposal services.

Cost of Products Sold, Excluding Depreciation. Cost of products sold, excluding depreciation, was $108.4 million in 2000 as compared to $83.4 million in 1999, resulting in cost of products sold, excluding depreciation, as a percentage of product revenues of 73.8% and 69.3% for the respective periods. The decrease in product margins as a percent of revenue is primarily due to lower margins on product revenues derived from the 1999 and 2000 Acquisitions in the building materials division and an increase in the share of revenue paid to utilities for materials in the CCP division.

Cost of Services Sold, Excluding Depreciation. Cost of services sold, excluding depreciation was $24.7 million in 2000 as compared to $25.2 million in 1999, resulting in cost of services sold, excluding depreciation, as a percentage of service revenues of 72.4% and 70.2% for the respective periods. The slight decrease in service margins is primarily due to an increase in disposal costs for sub-contracted trucking services in 2000.

Depreciation and Amortization. Depreciation and amortization was $15.0 million in 2000 as compared to $13.1 million in 1999, an increase of $1.9 million or 14.2%. This increase is due primarily to an increase in amortization expense of goodwill related to the 2000 Acquisitions and an increase in depreciation expense related to new acquisitions of property, plant and equipment during 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $7.4 million or 38.8% to $26.3 million in 2000 as compared to $19.0 million in 1999. This increase is primarily due to five factors: (1) a full year of SG&A in 2000 related to the 1999 Acquisitions as compared to 1999, which only included SG&A from the respective dates of acquisition forward; (2) the SG&A added by the 2000 Acquisitions; (3) an increase in total personnel costs associated with the Company's self-funded health insurance plan and an increase in incentive and other compensation associated with the 1999 and 2000 Acquisitions; (4) an increase in property, automobile and general liability insurance costs associated with the 1999 and 2000 Acquisitions; and (5) an increase in sales and marketing efforts.

Unsuccessful Acquisition Costs. Costs of $1.5 million incurred related to unsuccessful business acquisitions were charged to expense in 2000 when the Company determined that such acquisitions would not occur. No such costs were expensed in 1999.

On February 24, 1999, the Company entered into an option agreement to acquire the stock of Tatum Industries, Inc. (Tatum). As part of that agreement, the Company agreed to loan Tatum approximately $50,000 per month for operating expenses and loan servicing. Tatum's note to the Company accrues interest at 8% and is payable on demand.

Additionally, the Company leased Tatum's building and equipment and the Company incurred approximately $0.1 million of leasehold improvements to the property. On October 27, 2000, the Company advised Tatum that the Company was terminating the option agreement; however, the Company continues to lease the building and equipment under a month-to-month lease. On November 13, 2000, the Company advised Tatum that the note to the Company, totaling approximately $1.1 million, was due and payable on March 1, 2001. In December 2000, Tatum advised ISG that they would not be able to repay the note and ISG's attempt to purchase the outstanding stock of Tatum was unsuccessful. As a result, the Company expensed approximately $1.1 million in unsuccessful acquisition costs which is included in the $1.5 million discussed above. To the extent that the Company terminates its lease in the future, the leasehold improvements will be expensed.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. The Company spent $1.8 million for each of the years ended December 31, 2000 and 1999, respectively, on research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. The Company spent $0.5 million and $0.4 million for the years ended December 31, 2000 and 1999, respectively, on market development activities related to promising new and improved products and processes identified during research and development activities.

Interest Expense. Interest expense was $15.8 million and $13.4 million in 2000 and 1999, respectively, an increase of $2.4 million or 17.9%. The increase is due primarily to an increase in the Company's outstanding indebtedness resulting from the 2000 Acquisitions and an increase in interest rates.

Income Tax Expense/Benefit. Income tax benefit was $3.0 million in 2000 and income tax expense was $0.6 million in 1999, resulting in effective tax rates of 23.5% and 227.1%. The decrease in the effective tax rate in 2000 is primarily due to an increase in the net loss before income taxes incurred for the 2000 period. The difference in the effective rate as compared to the statutory tax rate is largely the result of non-deductible goodwill amortization.

Net Income (loss). As a result of the factors discussed above, the net loss for 2000 was $9.8 million as compared to 1999 net loss of $.4 million.

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

Depreciation and Amortization. Depreciation and amortization was $13.1 million in 1999 as compared to $9.1 million in 1998, an increase of $4.0 million or 44.0%. This increase is due primarily to three factors: (1) an increase in amortization expense of goodwill related to the 1999 Acquisitions; (2) a full year's amortization expense for the 1998 Acquisitions; and (3) an increase in depreciation expense related to new acquisitions of property, plant and equipment during 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $4.9 million or 34.8% to $19.0 million in 1999 as compared to $14.1 million in 1998. This increase is primarily due to four factors: (1) a full year of SG&A in 1999 for the 1998 Acquisitions as compared to 1998, which only included SG&A from the respective dates of acquisition forward; (2) the SG&A added by the 1999 Acquisitions; (3) severance charges associated with the Acquisitions; and (4) an increase in sales and marketing efforts.

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

Liquidity and Capital Resources

The Company financed the 1998 and 1999 Acquisitions through the issuance of $100.0 million of 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility (as subsequently amended and restated). The Company financed the acquisition of Palestine by obtaining a $15.0 million increase in the Secured Credit Facility on May 26, 2000 (discussed below). Operating and capital expenditures have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

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

Eurodollar loans will bear interest at a per annum rate equal to the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1 percent) determined by the Administrative Agent to be equal to the quotient by dividing
(a) Interbank  Offered Rate for such Eurodollar Loan for such Interest Period by
(b) 1 minus the Reserve Requirement for such Eurodollar Loan for such Interest Period, and by then adding thereto the applicable LIBOR margin (which is a percentage ranging from 1.75% to 3.5% for the Tranche A and 1.75% to 2.5% for the Tranche B, depending primarily upon the Company's Leverage Ratio). All capitalized terms are defined in the Secured Credit Facility.

Base Rate Loans will bear interest at a per annum rate equal to the rate which is the higher of (a) the Federal Funds rate for such day plus one-half of one percent (0.5%) and (b) the Prime rate for such day and by then adding thereto the applicable ABR Margin (which is a percentage ranging from 0.50% to 2.25% for the Tranche A and 0.50% to 1.25% for the Tranche B depending primarily upon the Company's Leverage Ratio). Any change in the Base Rate due to a change in the Federal Funds Rate or to the Prime Rate shall be effective on the effective date of such change. All capitalized terms are as defined in the Secured Credit Facility.

The Company will pay certain fees with respect to any unused portion of the amended and restated Secured Credit Facility.

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

On August 8, 2000, the amended and restated secured credit agreement dated May 26, 2000 was amended in order to modify certain debt covenants contained in the credit agreement. Primarily, a minimum consolidated Earnings Before Interest Expense, Income Tax Expense, Depreciation Expense, and Amortization Expense (EBITDA) debt covenant was added. The minimum consolidated EBITDA covenant requires the Company to maintain a minimum EBITDA amount as of the last day of every fiscal quarter through June 30, 2003 at levels set forth in the agreement.

On March 30, 2001, the amended and restated secured credit agreement dated May 26, 2000 and subsequently amended on August 8, 2000, was amended in order to modify certain debt covenants contained in the credit agreement. The amended and restated secured credit facility continues to require the Company to not exceed a maximum leverage ratio, to not drop below a minimum interest coverage ratio, to not drop below a minimum consolidated EBITDA level, and to comply with certain other financial and non-financial covenants.

At December 31, 2000 the Company had $7.0 million in cash or cash equivalents and $65.0 million of the Secured Credit Facility was outstanding, with no amount being unused and available. The Company had working capital of approximately $24.1 million, an increase of $15.2 million from December 31, 1999 due to an increase in cash, trade accounts receivable, inventories, and an income tax receivable, offset in part by increases in accounts payable, accrued payroll, and accrued interest. Most of the changes in accounts receivable, inventory, accounts payable, accrued interest, and accrued payroll are reflective of the 2000 Acquisitions mentioned elsewhere herein.

The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During 2000, capital expenditures amounted to approximately $8.2 million. Future capital expenditures made in the ordinary course of business will be funded by cash flow from operations.

The Company anticipates that its principal use of cash will be for working capital requirements, debt service requirements and capital expenditures. Based upon anticipated levels of operations, the Company believes that its cash flow from operations, will be adequate to meet its anticipated requirements for working capital, capital expenditures and interest payments for the next several years. There can be no assurance, however, that cash flow from operations will be sufficient to service the Company's debt and the Company may be required to refinance all or a portion of its existing debt or obtain additional financing. These increased borrowings may result in higher interest payments. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the fourth quarter of fiscal years beginning after December 15, 1999. This SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company adopted SAB 101 in the fourth quarter. Accordingly, SAB 101 did not have a material effect on the Company's financial statements.

In  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. The Company has evaluated SFAS No. 133 and does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other items of this Form 10-K may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Such statements may relate, but not be limited to, projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Item 7a. Qualitative and Quantitative Disclosures about Market Risk

In 1997, the SEC issued new rules (Item 305 of Regulation S-K) which requires disclosure of material risks as defined by Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has market risk sensitive instruments related to interest rates. As disclosed in Note 4 of the audited consolidated financial statements, the Company has outstanding long-term debt of $165.0 million at December 31, 2000. The Company currently has an average maturity of seven years for long-term debt, $100.0 million of which is at a fixed rate of 10.0% and $65.0 of which is at a rate averaging 9.7% for the year ended December 31, 2000 as compared to 8.1% for the year ended December 31, 1999.

The Company does not have significant exposure to changing interest rates on long-term debt because interest rates for the majority of the debt is fixed. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other interest rate market risk management activities.

A hypothetical 10% change in market interest rates over the next year could impact the Company's earnings or cash flows as the interest rate on a large portion of the long-term debt is variable. The Company believes a 10% change in market interest rates would not have a material effect on the fair value of the Company's publicly traded long-term debt.

The Company does not purchase or hold any derivative financial instruments for trading purposes.

Item 8.  Financial Statements and Supplementary Data

The audited financial statements for the year ending December 31, 2000 are attached hereto at pages F-1 through F-34.

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

Name                   Age             Position with Company

R Steve Creamer.......   49 Chairman of the Board and Chief Executive Officer
Raul A. Deju..........   55 President and Chief Operating Officer
J.I. Everest, II......   44 Chief Financial Officer, Treasurer, and Assistant
                            Secretary
Clinton W. Pike.......   48 Executive Vice President
Brett A. Hickman......   39 Senior Vice President, General Counsel and Secretary
Joseph M. Silvestri...   39 Director

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

In January, 2001, Mr. Pike submitted his resignation to the Company effective immediately. Mr. Pike will continue to be engaged in limited consulting capacities by the Company.

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


                           Summary Compensation Table

                               Annual Compensation

                                                                                                      Other Annual
Name and Principal Position(1)                          Fiscal Year     Salary (2)       Bonus      Compensation (3)
------------------------------                          -----------     ----------       -----      ----------------
R Steve Creamer                                                  2000      $ 262,340      $ 65,000           $  5,000
Chairman and Chief Executive Officer                             1999        260,000        34,667              5,000
                                                                 1998        193,747       130,000              5,150

Raul A. Deju                                                     2000        250,016        62,500              5,000
President and Chief Operating Officer                            1999        250,016        33,333              5,000
                                                                 1998        182,869       121,338              5,150

J.I. Everest, II                                                 2000        204,310        50,000              5,000
Chief Financial Officer, Treasurer and                           1999        204,561        26,667              5,000
Assistant Secretary                                              1998        145,934       108,337              8,092

Clinton W. Pike                                                  2000        167,082        10,500              5,000
Executive Vice President                                         1999        166,862        65,000              5,000
                                                                 1998        160,461       191,700            106,886

Brett Hickman                                                    2000        159,010        37,500              5,000
Senior Vice President, General Counsel and                       1999        150,010        20,000              5,000
Secretary                                                        1998         75,003       104,000              4,500

William H. Gehrmann                                              2000        142,418        90,974              5,000
Vice President                                                   1999        131,805         9,574              5,000
                                                                 1998        129,065       162,407              5,000


(1) Positions indicated were as of December 31, 2000. In January 2001, Mr. Pike resigned his position and is no longer employed by the Company.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The Company is wholly owned by ISG. The following table sets forth the number of shares of ISG's common stock beneficially owned as of March 29, 2001, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each director and director nominee, (iii) by each of the Company's named executive officers, and (iv) by all directors, director nominees and executive officers, as a group, as reported by each such person.


                                                                                Beneficial Ownership of    Beneficial Ownership of
                                                                                      Common Stock             Preferred Stock
                                                                                      ------------             ---------------
             Name and Address of Beneficial Owner                                 Number of                  Number of
             ------------------------------------                                   Shares       Percent       Shares       Percent
                                                                                    ------       -------       ------       -------

             Citicorp Venture Capital, Ltd. (1).............................          187,425        37.9         26,813       38.3
             R Steve Creamer (2)(3).........................................          150,266        30.4         25,351       36.2
             J.I. Everest, II (3)...........................................           49,467        10.0          6,925        9.9
             CCT Partners IV, LP (4)........................................           33,075         6.7          4,732        6.8
             Raul A. Deju ..................................................           45,317         9.2          2,023        2.9
             Joseph M. Silvestri............................................              980         0.2            140        0.2
             Brett A. Hickman...............................................            4,950         1.0            700        1.0
             Clinton W. Pike (5)............................................             -
             Danny Gray (5).................................................             -
             William Gehrmann (6)...........................................              557        .002
             All directors and executive officers as a group
             (11 persons) (2)(3)(5)(6)......................................          252,341       50.81         35,139       50.2

(1) The address of Citicorp Venture Capital, Ltd. is: 399 Park Avenue, 14th Floor, New York, NY 10043.

(2) Includes 112,700 shares owned by Mr. Creamer's two adult sons and two minor children.

(3) Messrs. Creamer and Everest beneficially own shares in ISG through Creamer Investments, Inc., a Nevada corporation, ("Creamer"), successor to RACT, Inc., a Utah corporation, which directly owns shares in ISG. The business address of Creamer is: 136 East South Temple, Suite 1300, Salt Lake City, Utah 84111.

(4) The address of CCT Partners IV, LP is the same as that of Citicorp Venture Capital, Ltd.

(5)      Messrs.  Pike and Gray,  pursuant to their employment  contracts,  each have been granted an economic interest in one percent of all outstanding shares of the Company's common stock as of the date of their employment agreements. Upon their resignations, Messrs. Pike and Gray retained their respective one percent ownership. However, under the terms of the employment agreements, certain components are calculated as of the date of employment termination, and these economic interests have been determined to be of minimal value, as of the respective termination dates. Another key executive, pursuant to his employment contract, has been granted an economic interest in one percent of all outstanding shares of the Company's common stock as of the date of his employment agreement. This executive is still employed by the Company.

(6) Mr. Gehrmann, pursuant to the ISG 1999 Stock Option Plan, has 556.75 options exercisable within 60 days, with 1,670.25 shares exercisable in the future. Certain other key executives, pursuant to the ISG 1999 Stock Option Plan, have 804 options exercisable within 60 days, with 2,412.75 shares exercisable in the future.

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

         3. Exhibits

Exhibit
Number      Description of Exhibit

*2.1     Amended and Restated  Secured  Credit  Facility  dated May 26, 2000 and
         Exhibits.
*2.2 First Amendment dated August 8, 2000 to the Amended and Restated Credit Agreement dated May 26, 2000.
**2.3 Third Amendment and Limited Waiver dated March 30, 2001 to the Amended and Restated Credit Agreement dated May 26, 2000.
*3.1 Purchase Agreement dated March 2, 2000 by and between ISG Resources, Inc. ISG Manufactured Products, Inc. and Charlie A. Meador, Stephen D. Smith, Victoria L. Smith, Deanna R. Smith, Charlie E. Meador and Blake
         A. Meador for the purchase of the Don's Building Supply limited liability partnership.
*3.2 Stock Purchase Agreement dated April 30, 2000 and the Amendment to the Stock Purchase Agreement dated May 16, 2000 by and between ISG Resources, Inc. and Dale & Brenda, Ltd., Dan & Dorenda, Ltd., Daniel Andrew Smith Family Trust and the Dale Wayne Smith Family Trust and Dale W. Smith and Danny A. Smith for the purchase of the outstanding stock of Palestine Concrete Tile Company.
*3.3 Asset Purchase Agreement dated September 5, 2000 by and between ISG Resources, Inc. and Hanson Aggregates West, Inc.
**12.1   Statement re Computation of Ratio of Earnings to Fixed Charges.

----------

       *       Previously Filed.
       **      Filed herewith.

(b)  Reports on Form 8-K.
      Form 8-K/A filed November 28, 2000 regarding Hanson Asset Purchase

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ISG Resources, Inc.
                                  (Registrant)

Date:  March 30, 2001      By:          /s/  R Steve Creamer
                                ---------------------------------
                                R Steve Creamer, Chairman and Chief Executive

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                               Date
     ---------                -----                               ----

 /s/ R Steve Creamer       Chairman and Chief Executive Officer   March 30, 2001
--------------------
 R Steve Creamer

 /s/ Raul A Deju           President and Chief Operating Officer  March 30, 2001
------------------------
 Raul A. Deju

 /s/ J.I. Everest, II      Chief Financial Officer, Treasurer     March 30, 2001
------------------------     and Assistant Secretary
 J.I. Everest, II

 /s/ Joseph M. Silvestri   Director                               March 30, 2001
------------------------
 Joseph M. Silvestri

CONSOLIDATED FINANCIAL STATEMENTS
ISG Resources, Inc. and Subsidiaries
Years Ended December 31, 2000 and 1999 and for Each of the
Three Years in the Period Ended December 31, 2000 with Report of Independent Auditors

                      ISG Resources, Inc. and Subsidiaries

                        Consolidated Financial Statements

                   Years Ended December 31, 2000 and 1999 and for Each of the Three Years in the Period Ended December 31, 2000:


                                    Contents

Report of Independent Auditors .............................................F-1


Audited Consolidated Financial Statements

Consolidated Balance Sheets ................................................F-2
Consolidated Statements of Operations ......................................F-4
Consolidated Statements of Comprehensive Income.............................F-5
Consolidated Statements of Shareholder's Equity.............................F-6
Consolidated Statements of Cash Flows ......................................F-7
Notes to Consolidated Financial Statements .................................F-8


Palestine Concrete Tile Company
Combined Financial Statements for the Five Months Ended May 31, 2000 and the Years Ended December 31, 1999 and 1998:

Report of Independent Auditors ............................................F-29

Combined Financial Statements

Combined Balance Sheets ...................................................F-30
Combined Statements of Income and Retained Earnings........................F-32
Combined Statements of Cash Flows .........................................F-33
Notes to Combined Financial Statements ....................................F-34

                         Report of Independent Auditors

The Board of Directors
ISG Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ISG Resources, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISG Resources, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



Ernst & Young
Salt Lake City, Utah
March 5, 2001


                      ISG Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                            December 31
                                                                    2000                    1999
                                                          -------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                   $       6,986,725       $              -
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of
       $501,000 in 2000 and $329,000 in 1999                          24,321,302             21,167,616
     Retainage receivable                                                146,000                176,000
     Income taxes receivable                                           2,196,988                      -
     Other receivables                                                   686,684                502,058
   Deferred tax assets                                                   851,325                316,161
   Inventories                                                         6,663,633              4,055,425
   Other current assets                                                1,057,890                829,661
                                                          -------------------------------------------------
Total current assets                                                  42,910,547             27,046,921

Property, plant and equipment:
   Land and improvements                                               4,536,470              4,371,197
   Buildings and improvements                                          8,795,437              6,839,777
   Vehicles and other operating equipment                             32,299,254             27,189,160
   Furniture, fixtures and office equipment                            1,238,316              1,161,456
                                                          -------------------------------------------------
                                                                      46,869,477             39,561,590
   Accumulated depreciation                                          (12,777,609)            (7,893,374)
                                                          -------------------------------------------------
                                                                      34,091,868             31,668,216
   Construction in progress                                            3,668,688              1,915,972
                                                          -------------------------------------------------
                                                                      37,760,556             33,584,188

Other assets:
   Intangible assets, net                                            167,076,486            153,952,547
   Debt issuance costs, net                                            4,524,473              4,826,010
   Other assets                                                           62,313              1,052,845
                                                          -------------------------------------------------
Total assets                                                   $     252,334,375       $    220,462,511
                                                          =================================================

                                                                            December 31
                                                                     2000                  1999
                                                            ----------------------------------------------
Liabilities and shareholder's equity
Current liabilities:
   Accounts payable                                              $      10,704,637    $     10,409,583
   Accrued expenses:
     Payroll                                                             2,406,172           1,288,732
     Interest                                                            2,849,902           2,190,471
     Other                                                               1,826,232           1,828,537
   Income taxes payable                                                          -           1,705,678
   Other current liabilities                                               996,153             652,119
                                                            ---------------------------------------------
Total current liabilities                                               18,783,096          18,075,120

Long-term debt                                                         165,000,000         133,500,000
Deferred tax liabilities                                                37,702,524          39,158,249
Payable to industrial services group                                     2,244,022             643,983
Other liabilities                                                        1,482,848           1,923,355

Commitments and contingencies

Shareholder's equity:
   Common stock, no par value; 100 shares authorized,
     issued and outstanding                                             34,745,050          25,000,050
   Cumulative foreign currency translation adjustment                      (29,904)                  -
   Retained (deficit) earnings                                          (7,593,261)          2,161,754
                                                            ----------------------------------------------
Total shareholder's equity                                              27,121,885          27,161,804

                                                            ----------------------------------------------
Total liabilities and shareholder's equity                       $     252,334,375    $    220,462,511
                                                            ==============================================

See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                       Year Ended December 31
                                                             2000                 1999               1998
                                                    -------------------------------------------------------------
Revenues:
   Product revenues                                     $   146,818,172      $   120,319,575     $    83,048,721
   Service revenues                                          34,083,689           35,885,697          34,243,854
                                                    -------------------------------------------------------------
                                                            180,901,861          156,205,272         117,292,575
Costs and expenses:
   Cost of products sold, excluding depreciation            108,368,626           83,442,725          51,878,447
   Cost of services sold, excluding depreciation             24,723,948           25,221,695          28,237,385
   Depreciation and amortization                             14,954,431           13,091,131           9,140,938
   Unsuccessful acquisition costs                             1,525,386                    -                   -
   Selling, general and administrative expenses              26,326,402           18,962,157          14,144,765
   New product development                                    2,331,510            2,166,218                   -
                                                    -------------------------------------------------------------
                                                            178,230,303          142,883,926         103,401,535
                                                    -------------------------------------------------------------
Operating income                                              2,671,558           13,321,346          13,891,040

Interest income                                                 172,708               44,100             183,113
Interest expense                                            (15,804,378)         (13,391,944)         (9,338,059)
Miscellaneous income, net                                       211,420              311,675              72,386
                                                    -------------------------------------------------------------
Income (loss) before income tax expense (benefit)           (12,748,692)             285,177           4,808,480
Income tax expense (benefit)                                 (2,993,677)             647,589           2,549,026
                                                    -------------------------------------------------------------
Net income (loss)                                       $    (9,755,015)     $      (362,412)    $     2,259,454
                                                    =============================================================


See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries

                 Consolidated Statements of Comprehensive Income


                                                                       Year ended December 31
                                                              2000                1999              1998
                                                     -----------------------------------------------------------

Net income (loss)                                         $  (9,755,015)         $  (362,412)      $  2,259,454
Other comprehensive income (loss)
   net of tax:
   Foreign currency translation adjustment                      (29,904)                   -                  -
                                                     -----------------------------------------------------------
Comprehensive income (loss)                               $  (9,784,919)         $  (362,412)      $  2,259,454
                                                     ===========================================================



See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
                 Consolidated Statements of Shareholder's Equity


                                                                                  Cumulative
                                                                                   Foreign
                                                                Additional         Currency         Retained           Total
                                                  Common         Paid-In          Translation      (Deficit)       Shareholder's
                                                   Stock          Capital          Adjustment        Earnings          Equity
                                         ------------------------------------------------------------------------------------------
Balance at December 31, 1997               $           100      $  24,999,950    $         -   $       264,712       $25,264,762
   Net income                                            -                  -              -         2,259,454         2,259,454
                                         ------------------------------------------------------------------------------------------
Balance at December 31, 1998                           100         24,999,950              -         2,524,166        27,524,216
   Change to no par value                       24,999,950        (24,999,950)             -                 -                 -
   Net loss                                              -                  -              -          (362,412)         (362,412)
                                         ------------------------------------------------------------------------------------------
Balance at December 31, 1999                    25,000,050                  -              -         2,161,754        27,161,804

   Contribution from parent                      9,745,000                  -              -                 -         9,745,000
   Foreign currency translation
     adjustment                                          -                  -        (29,904)                -           (29,904)
   Net loss                                              -                  -              -        (9,755,015)       (9,755,015)
                                         ------------------------------------------------------------------------------------------
Balance at December 31, 2000                   $34,745,050      $           -       $(29,904)      $(7,593,261)      $27,121,885
                                         ==========================================================================================



See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                         Year ended December 31
                                                            2000             1999             1998
                                                     ------------------------------------------------------
Operating activities
Net income (loss)                                      $   (9,755,015)   $     (362,412)   $   2,259,454
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                         14,954,431        13,091,131        9,140,938
     Amortization of debt issuance costs                      831,145           702,032          463,585
     Deferred income taxes                                 (1,897,729)       (2,229,539)      (1,697,407)
     Loss on sale of assets                                    69,298            24,168           46,513
     Gain on sale of subsidiary                                     -          (333,749)               -
     Changes in operating assets and liabilities:
         Receivables                                          290,482        (2,755,382)      (1,479,648)
         Inventories                                         (732,216)       (1,733,832)         231,658
         Other current and non-current assets                 832,073          (879,189)         (91,603)
         Accounts payable                                    (427,303)        4,485,877         (606,834)
         Income taxes                                      (3,902,666)        1,257,583         (245,447)
         Accrued expenses                                   1,296,436          (929,504)         759,326
         Other current and non-current liabilities           (875,141)         (776,804)        (570,491)
                                                     ------------------------------------------------------
Net cash provided by operating activities                     683,795         9,560,380        8,210,044

Investing activities
Purchase of businesses, net of cash acquired              (27,130,514)      (24,866,989)     (77,753,012)
Proceeds from sale of subsidiary                                    -           750,000                -
Additions to intangible assets                             (1,275,703)         (877,349)        (691,847)
Purchases of property, plant and equipment                 (8,185,589)       (8,790,870)      (8,574,086)
Proceeds from sales of property, plant and equipment          609,210           415,994          396,399
                                                     ------------------------------------------------------
Net cash used in investing activities                     (35,982,596)      (33,369,214)     (86,622,546)

Financing activities
Proceeds from long-term debt                              168,500,000       127,000,000      154,000,000
Payments on long-term debt                               (137,000,000)     (103,500,000)     (73,000,000)
Debt issuance costs                                          (529,609)         (335,149)      (5,656,478)
Increase in payable to industrial services group            1,600,039           643,983                -
Cash contributions from Parent                              9,745,000                 -                -
                                                     ------------------------------------------------------
Net cash provided by financing activities                  42,315,430        23,808,834       75,343,522

Effect of exchange rate changes on cash and cash
   equivalents                                                (29,904)                -                -
                                                     ------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        6,986,725                 -       (3,068,980)
Cash and cash equivalents at beginning of period                    -                 -        3,068,980
                                                     ------------------------------------------------------
Cash and cash equivalents at end of period             $    6,986,725    $            -    $           -
                                                     ======================================================

Cash paid for interest                                 $   14,293,589    $   12,605,495    $   7,396,124
                                                     ======================================================
Cash paid for income taxes                             $    1,276,277    $      902,123    $   3,989,414
                                                     ======================================================

See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000

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

In 2000, ISG Canada Limited, Inc. ("ISG Canada") was formed and became a wholly-owned foreign subsidiary of the Company, with fly ash operations beginning in the second half of 2000.

On March 2, 2000, the Company acquired directly and indirectly through ISG Manufactured Products, Inc., a newly formed wholly-owned subsidiary of the Company, all of the partnership interest of Don's Building Supply L.L.P. ("Don's") for approximately $5,900,000 in cash. Don's is engaged in the retail and wholesale distribution of construction materials to residential and commercial contractors primarily in the State of Texas.

The purchase price of Don's was allocated based on estimated fair values of assets and liabilities at the date of acquisition. Goodwill resulting from the difference between the purchase price plus acquisition costs and the net assets acquired totaled approximately $4,300,000 and is being amortized on a straight-line basis over 20 years.

                      ISG Resources, Inc. and Subsidiaries

On May 31, 2000, the Company completed the acquisition of all outstanding stock of Palestine Concrete Tile Company, Inc. and certain associated real property (collectively, "Palestine") for approximately $18,500,000 in cash. Additionally, the Company paid off outstanding debt of Palestine for approximately $1,000,000. Palestine is a Texas corporation primarily engaged in the manufacture and distribution of concrete block. The Company financed the acquisition of Palestine by obtaining a $15,000,000 increase in the Secured Credit Facility on May 26, 2000 and receiving an equity contribution of $9,745,000 from ISG on April 19, 2000.

The purchase price of Palestine was allocated based on estimated fair values of assets and liabilities at the date of acquisition. Goodwill resulting from the difference between the purchase price plus acquisition costs and the net assets acquired totaled approximately $15,000,000, and is being amortized on a straight-line basis over 20 years.

On September 15, 2000, the Company acquired certain fixed and intangible assets from Hanson Aggregates West, Inc. ("Hanson"). Hanson is a subsidiary of Hanson PLC, a leading international building materials company with operations in North America and Europe. The Company negotiated a purchase price of $2,100,000 in cash for equipment and other fixed assets, as well as contracts with three Texas and Louisiana power plants. ISG will utilize the assets purchased to provide materials management services under the utility contracts acquired in the asset acquisition.

Each of the above acquisitions was accounted for under the purchase method of accounting and, accordingly the results of operations of each acquired company have been included in the consolidated financial statements since the respective date of acquisition.

The purchase prices of the above acquisitions were allocated based on estimated fair values of assets and liabilities at the respective dates of acquisition.
Goodwill resulting from the difference between the purchase prices plus acquisition costs and the net assets of the companies acquired in 1999 totaled approximately $20,073,000. Goodwill resulting from the difference between the purchase prices plus acquisition costs and the net assets of the companies acquired in 2000 totaled approximately $19,297,000. All recorded goodwill is being amortized on a straight-line basis over 20 to 25 years.

                      ISG Resources, Inc. and Subsidiaries

1.  Basis of Presentation (continued)

The following pro forma combined financial information reflects operations as if all of the above acquisitions and the related financing transactions had occurred as of January 1, 1999. The pro forma combined financial information is presented for illustrative purposes only, does not purport to be indicative of the Company's results of operations as of the date hereof and is not necessarily indicative of what the Company's actual results of operations would have been had the acquisitions and the financing transactions been consummated on such date.

                                            Year Ended December 31
                                           2000                 1999
                                    -------------------- -------------------
          Revenues                    $ 196,468,000        $  199,314,000
          Net income (loss)           $  (8,914,000)       $      643,000

2.  Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company  operates two principal lines of business:  coal combustion  product
(CCP) management and building materials manufacturing and distribution. The CCP division purchases, removes and sells fly ash and other by-products of coal combustion to producers and consumers of building materials and construction related products throughout the United States. The building materials division manufactures and distributes masonry construction materials to residential and commercial contractors primarily located in Texas, California, Georgia and Florida.

Principles of Consolidation

These financial statements reflect the consolidated financial position and results of operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' amounts to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and highly liquid financial instruments purchased with original maturities of three months or less.

                      ISG Resources, Inc. and Subsidiaries

2. Description of Business and Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The results of operations for the Company's foreign subsidiary, ISG Canada, are translated into U.S dollars using average exchange rates during each period; assets and liabilities are translated using exchange rates at the end of each period. Translation gains and losses are reported as a component of other comprehensive income in the Company's consolidated statements of comprehensive income.

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

Cost of CCP products sold are primarily amounts paid to the utility companies to purchase product together with storage and transportation costs of delivering the product to the customer. Cost of services sold includes landfill fees and transportation charges to deliver the product to the landfill. Overhead charges incurred by a facility which generates both product and service revenues are allocated to cost of products sold and cost of services sold based on the percentage of revenue.

                      ISG Resources, Inc. and Subsidiaries

2. Description of Business and Summary of Significant Accounting Policies (continued)

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

New Product Development

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $1,837,076 and $1,796,032 for the years ended December 31, 2000 and December 31, 1999, respectively, were made for research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. Expenditures of $494,434 and $370,186 for the years ended December 31, 2000 and December 31, 1999, respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs when they are incurred. The Company incurred no new product development costs in the year ended December 31, 1998.

Inventories

The Company accounts for inventory balances using the lower of cost or market method on a first-in, first-out basis. Inventories consist of the following at December 31:

                                           2000                  1999
                                   --------------------- ---------------------
                 Raw materials            $1,062,436         $     234,073
                 Finished goods            5,601,197             3,821,352
                                   --------------------- ---------------------
                                          $6,663,633            $4,055,425
                                   ===================== =====================

                      ISG Resources, Inc. and Subsidiaries

2. Description of Business and Summary of Significant Accounting Policies (continued)

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

Depreciation expense was approximately $5,482,000, $4,996,000 and $3,281,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Intangible Assets

The cost of acquired companies is allocated first to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets are amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined principally by the underlying terms of the contracts and patents acquired and the underlying characteristics of the assembled workforce acquired. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and amortized on a straight-line basis over the estimated useful life. The estimated useful life for goodwill is determined based on the individual characteristics of the acquired entity and ranges from 20 years for the Company's building materials acquisitions to 25 years for the Company's fly ash acquisitions.

                      ISG Resources, Inc. and Subsidiaries

2. Description of Business and Summary of Significant Accounting Policies (continued)

Intangible Assets (continued)

Intangible assets consist of goodwill, contracts, patents and licenses, and assembled workforce. Amortization expense was approximately $8,994,000, $8,095,000 and $5,860,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization is provided over the estimated period of benefit, using the straight-line method as follows:

             Goodwill                                         20 to 25 years
             Contracts                                        10 to 20 years
             Patents and licenses                             13 to 19 years
             Assembled workforce                                     8 years

Debt Issuance Costs

Debt issuance costs relate to costs incurred with the issuance of the Senior Subordinated Notes and the Secured Credit Facility. These costs are being amortized to interest expense over the respective lives of the debt issues on a straight-line basis, which approximates the effective interest method. Amortization expense was approximately $831,000, $702,000 and $464,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Income Taxes

Provisions for federal and state income taxes are calculated based on current tax laws. Deferred taxes are provided to recognize the income tax effect of amounts that are included in different reporting periods for financial statement and tax purposes.

The Company files a consolidated income tax return with its parent, ISG. Deductions of ISG are used to offset taxable income or increase taxable losses, thereby increasing net operating loss carryovers, of the Company. As a result, the Company and ISG have an informal arrangement whereby the Company compensates ISG for the tax effect of the use of ISG's deductions. This arrangement is reflected in the Company's payable to ISG.

                      ISG Resources, Inc. and Subsidiaries

2. Description of Business and Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Financial instruments included in various categories within the accompanying balance sheets consist of the following at December 31:

                                                     2000                               1999
                                          Carrying            Fair            Carrying           Fair
                                            Value            Value             Value             Value
                                       ---------------- ----------------- ----------------- ----------------

Short-term assets                         $ 32,140,711     $ 32,140,711      $ 21,845,674     $ 21,845,674
Short-term liabilities                      18,783,096       18,783,096        16,369,442       16,369,442
Long-term debt:
   Senior subordinated notes               100,000,000       60,000,000       100,000,000       85,000,000
   Secured credit facility                  65,000,000       65,000,000        33,500,000       33,500,000
Other liabilities                            1,241,769          979,310         1,613,393        1,255,000

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

Long-lived Assets

The Company regularly evaluates the carrying amounts of long-lived assets, including goodwill and other intangible assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current circumstances or events. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense, so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. No impairment of the Company's intangible assets has been indicated to date.

                      ISG Resources, Inc. and Subsidiaries

2. Description of Business and Summary of Significant Accounting Policies (continued)

Long-lived Assets (continued)

In January 2000, the Company capitalized to property, plant and equipment certain costs associated with the construction of a carbon ash burnout unit. The unit was to be used for the separation of carbon from fly ash and in the continuing research and development efforts related to the improvement of the carbon separation technology.

During the third and fourth quarters of 2000, the Company determined that the technology being tested by the carbon ash burnout unit was no longer commercially viable. Furthermore, the Company decided to pursue a different technology to eliminate the effects of high carbon content. Consequently, the Company determined that the carbon ash burnout unit would no longer be utilized for its intended purpose. Thus, in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), the Company concluded that an impairment loss existed and the net book value of the asset was removed from property, plant and equipment.

An impairment loss of approximately $478,000 is recognized in operating income and is included in the aggregate total for depreciation and amortization in the Company's audited consolidated statements of operations for the year ended December 31, 2000.

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

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the fourth quarter of fiscal years beginning after December 15, 1999. This SAB clarifies proper methods of revenue recognition given certain circumstances

                      ISG Resources, Inc. and Subsidiaries

2. Description of Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

surrounding sales transactions. The Company has evaluated the impact of SAB 101 and believes it is in compliance with the provisions of the SAB, and accordingly, the adoption of SAB 101 in the fourth quarter did not have a material effect on the Company's financial statements.


In  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the Company's financial condition or results of operations.

3.  Intangible Assets

Intangible assets consist of the following at December 31:

                                             2000                 1999
                                     --------------------- --------------------
      Goodwill                        $      83,610,925     $     64,313,512
      Contracts                             100,227,490           98,522,146
      Patents and licenses                    3,787,431            2,787,431
      Assembled work force                    2,815,233            2,700,233
                                     --------------------- --------------------
                                            190,441,079          168,323,322
      Less accumulated amortization         (23,364,593)         (14,370,775)
                                     --------------------- --------------------
                                           $167,076,486         $153,952,547
                                     ===================== ====================

                      ISG Resources, Inc. and Subsidiaries

4.  Long-term Debt

Secured Credit Facility

On March 4, 1998, the Company obtained a Secured Credit Facility provided by a syndicate of banks. The Secured Credit Facility enables the Company to obtain revolving secured loans from time to time to finance certain permitted acquisitions, to pay fees and expenses incurred in connection with certain acquisitions, to repay existing indebtedness, and for working capital and general corporate purposes. The Company financed the 1998 and 1999 Acquisitions through the issuance of $100,000,000 of 10% Senior Subordinated Notes due 2008 (discussed below) and borrowings on its Secured Credit Facility (as subsequently amended and restated). The Company financed the acquisition of Palestine by obtaining a $15,000,000 increase in the Secured Credit Facility on May 26, 2000 (discussed below). Operating and capital expenditures have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

On May 26, 2000, the Secured Credit Facility was amended and restated to, among other things, increase the borrowings available to the Company from $50,000,000 to $65,000,000.

This increase in the funds available to the Company was accomplished through the addition of a Tranche B feature, pursuant to which two of the existing lenders, Bank of America, N.A. and Zions First National Bank (the "Tranche B Lenders"), agreed to provide the additional $15,000,000 in funding. No amount is available pursuant to the Tranche B revolving loans unless all amounts under the Tranche A (existing) revolving loans have been borrowed in full and are outstanding. Under the amended and restated Secured Credit Facility, at the option of the Company, both the Tranche A Revolving Loans and the Tranche B Revolving Loans may be maintained as Eurodollar Loans or Base Rate Loans.

Eurodollar loans will bear interest at a per annum rate equal to the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1 percent) determined by the Administrative Agent to be equal to the quotient by dividing
(a) Interbank  Offered Rate for such Eurodollar Loan for such Interest Period by
(b) 1 minus the Reserve Requirement for such Eurodollar Loan for such Interest Period, and by then adding thereto the applicable LIBOR margin (which is a percentage ranging from 1.75% to 3.50% for the Tranche A and 1.75% to 2.50% for the Tranche B, depending primarily upon the Company's Leverage Ratio). All capitalized terms are defined in the Secured Credit Facility.

                      ISG Resources, Inc. and Subsidiaries

4.  Long Term Debt (continued)

Secured Credit Facility (continued)

Base Rate Loans will bear interest at a per annum rate equal to the rate which is the higher of (a) the Federal Funds rate for such day plus one-half of one percent (0.5%) and (b) the Prime rate for such day and by then adding thereto the applicable ABR Margin (which is a percentage ranging from 0.50% to 2.25% for the Tranche A and .50% to 1.25% for the Tranche B, depending primarily upon the Company's Leverage Ratio). Any change in the Base Rate due to a change in the Federal Funds Rate or to the Prime Rate shall be effective on the effective date of such change. All capitalized terms are as defined in the Secured Credit Facility.

The Company will also pay certain fees with respect to any unused portion of the amended and restated Secured Credit Facility.

The amended and restated Secured Credit Facility maintains the term of the original Secured Credit Facility obtained on March 4, 1998, is guaranteed by ISG, existing, and future domestic subsidiaries of the Company (the "Guarantors"), and is secured by a first priority security interest in all of the capital stock of the Company and all of the capital stock of each of the Guarantors, as well as certain present and future assets and properties of the Company and any domestic subsidiaries.

On August 8, 2000, the amended and restated secured credit agreement dated May 26, 2000 was amended in order to modify certain debt covenants contained in the credit agreement. Primarily, a minimum consolidated Earnings Before Interest Expense, Income Tax Expense, Depreciation Expense, and Amortization Expense (EBITDA) debt covenant was added. The minimum consolidated EBITDA covenant requires the Company to maintain a minimum EBITDA amount for every fiscal quarter through June 30, 2003 at levels set forth in the agreement.

On March 30, 2001, the amended and restated secured credit agreement dated May 26, 2000 and subsequently amended on August 8, 2000, was amended in order to modify certain debt covenants contained in the credit agreement. The amended and restated secured credit facility continues to require the Company to not exceed a maximum leverage ratio, to not drop below a minimum interest coverage ratio, to not drop below a minimum consolidated EBITDA level, and to comply with certain other financial and non-financial covenants, as defined in the amended agreement.

                      ISG Resources, Inc. and Subsidiaries

4.  Long Term Debt (continued)

Secured Credit Facility (continued)

At  December  31,  2000,   $65,000,000  of  the  Secured  Credit   Facility  was
outstanding, with no amount being unused and available.

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

In connection with the private placement of the Senior Subordinated Notes, the Company entered into the Registration Rights Agreement pursuant to which the Company was required to file an exchange offer registration statement with the Securities and Exchange Commission that was declared effective by the Securities and Exchange Commission on September 4, 1998.

                      ISG Resources, Inc. and Subsidiaries

4.  Long Term Debt (continued)

Senior Subordinated Notes (continued)

The aggregate maturities of all long-term debt for the five years subsequent to December 31, 2000 are as follows: $0 in 2001-2002, $65,000,000 in 2003, $0 in
2004 and $100,000,000 thereafter.

5.  Employee Benefit Plan

Prior to April 1, 1998, eligible employees of the Company were able to participate in a 401(k) savings plan (the "JTM Plan") sponsored by an affiliate of the former owner of JTM. Under the terms of the JTM plan, the Company was required to match employee contributions, as defined, up to 3% of the employees' compensation. Expenses related to the JTM plan were approximately $59,000 for the period from January 1, 1998 to March 31, 1998.

Subsequent to April 1, 1998, eligible employees of the Company may participate in a 401(k) savings plan (the "ISG Plan") sponsored by ISG. The ISG Plan requires the Company to match employee contributions, as defined, up to 6% of the employees' compensation. Expenses related to the ISG Plan were approximately $488,000 and $458,000 for the years ended December 31, 2000 and 1999, respectively, and $265,000 for the period from April 1, 1998 to December 31, 1998.

                      ISG Resources, Inc. and Subsidiaries

6.  Income Taxes

Income tax expense (benefit) consists of the following:

                                        Year ended December 31
                          2000                 1999                1998
                   -------------------------------------------------------------
Current:
   U.S. federal      $     (961,266)       $    2,150,860    $    3,542,755
   State                   (134,682)              726,268           703,678
                   -------------------------------------------------------------
                         (1,095,948)            2,877,128         4,246,433
Deferred:
   U.S. federal          (1,853,840)           (1,847,270)       (1,416,129)
   State                    (43,889)             (382,269)         (281,278)
                   -------------------------------------------------------------
                         (1,897,729)           (2,229,539)       (1,697,407)
Total:
   U.S. federal          (2,815,106)              303,590         2,126,626
   State                   (178,571)              343,999           422,400
                   -------------------------------------------------------------
                        $(2,993,677)       $      647,589    $    2,549,026
                   =============================================================

Reconciliation of income tax expense (benefit) at the U.S. statutory rate to the Company's tax expense (benefit) is as follows:

                                             Year ended December 31
                                      2000             1999           1998
                                  ----------------------------------------------
     35% of income (loss) before
        income tax                  $(4,461,308)    $     99,812    $1,628,968

     Add:
        Non-deductible goodwill       1,170,888          901,551       527,208
        Other, net                      296,743         (353,774)      338,850
                                  ----------------------------------------------
                                    $(2,993,677)    $    647,589    $2,549,026
                                  ==============================================

                      ISG Resources, Inc. and Subsidiaries

The major components of the deferred tax assets and liabilities as of December 31 are as follows:

                                                    2000               1999
                                             -----------------------------------
Deferred tax assets:
   Bad debt reserves                          $     193,873     $      128,602
   Accruals not currently deductible for
     tax purposes                                   696,570            362,217
                                             -----------------------------------
Total gross deferred tax assets                     890,443            490,819

Deferred tax liabilities:
  Fixed asset basis differences                   2,862,317          2,980,762
  Intangible asset basis differences             34,878,740         36,274,790
  Other                                                 585             77,355
                                             -----------------------------------
Total gross deferred tax liabilities             37,741,642         39,332,907
                                             -----------------------------------
Net deferred tax liabilities                  $ (36,851,199)    $  (38,842,088)
                                             ===================================

7.  Commitments and Contingencies

Lease Obligations

Certain facilities and equipment are leased under non-cancelable operating leases, which generally have renewal terms, expiring in various years through 2006.

Future minimum payments under leases with initial terms of one year or more consisted of the following at December 31, 2000:

2001                                               $     7,001,914
2002                                                     5,979,274
2003                                                     4,753,516
2004                                                     2,480,389
2005                                                       990,869
Thereafter                                                 418,635
                                                  -------------------
Total minimum lease payments                           $21,624,597
                                                  ===================

                      ISG Resources, Inc. and Subsidiaries

7.  Commitments and Contingencies

Lease Obligations (continued)

Total rental expense was approximately $8,067,000 for the year ended December 31, 2000, $7,595,000 for the year ended December 31, 1999 and $6,113,000 for the year ended December 31, 1998.

Sale and Purchase Commitments

The Company's contracts with its customers and suppliers require the Company to make minimum sales and purchases over ensuing years, approximated as follows:

                                  Minimum             Minimum
                                   Sales             Purchases
                             ---------------------------------------

      2001                         $250,800        $    8,548,000
      2002                                -             9,147,000
      2003                                -             9,590,000
      2004                                -             8,599,000
      2005                                -             3,022,000
      Thereafter                          -            16,152,000
                             ---------------------------------------
                                   $250,800           $55,058,000
                             =======================================

Minimum sales and purchases under contracts with minimum requirements approximated $364,000 and $6,637,000, respectively, for the year ended December 31, 2000, and $806,000 and $5,930,000, respectively, for the year ended December 31, 1999 and $800,000 and $4,523,000, respectively, for the year ended December 31, 1998.

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

                      ISG Resources, Inc. and Subsidiaries

7.  Commitments and Contingencies (continued)

Royalty Commitments (continued)

In 1999, the Company entered into a license agreement for certain technology for which the Company agreed to pay a minimum of $200,000 in 2001, $300,000 in 2002, $400,000 in 2003 and $500,000 per year thereafter for royalties on net sales as long as the license agreement is effective. The Company estimates that the license agreement will be effective through 2012.

In 2000, the Company entered into a license agreement for certain technology for which the Company agreed to pay a minimum of $40,000 in 2000, $220,000 in 2001, $327,000 in 2002, $500,000 in 2003 and $500,000 per year thereafter for royalties on net sales as long as the license agreement is effective. The Company estimates that the license agreement will be, at a minimum, effective through 2003. The license agreement states that if the Company terminates the license agreement prior to December 31, 2003, the Company will still have an obligation to pay the licensor the minimum royalty each month through and including December 2003, as if the agreement had never been terminated.

Legal Proceedings

There are various legal proceedings against the Company arising in the normal course of business. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Employment Agreements

The Company has employment agreements with certain of its employees. The terms of these agreements began to expire in 2000 with annual extensions to be exercised by mutual consent of both parties. Considering these extensions, these employment agreements provide for total annual base compensation of approximately $1,752,000 in 2001, $1,511,000 in 2002, and $134,000 in 2003.

                      ISG Resources, Inc. and Subsidiaries

Medical Insurance

Effective April 1, 1998, the Company established a self-funded medical insurance plan for its employees with stop-loss coverage for amounts in excess of $40,000 per individual and approximately $2,792,000 in the aggregate for the current plan period ended December 30, 2000 and $1,530,000 in the aggregate for the plan period ended December 31, 1999. The Company has contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred, including an estimate of costs incurred but not reported at the balance sheet dates. In the accompanying balance sheets, $508,000 and $112,000 has been accrued as of December 31, 2000 and 1999, respectively, related to this liability.

8.  Reportable Segments

As discussed in note 2, the Company operates in two reportable segments: the CCP division and the building materials division. The CCP division consists primarily of three operating units that manage and market CCPs in North America. The building materials division consists of six legal entities, Best, Osborne, Terrazzo, Magna Wall, Don's and Palestine. The Company's two reportable segments are managed separately based on fundamental differences in their operations.

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

                      ISG Resources, Inc. and Subsidiaries

8.  Reportable Segments (continued)

The building materials division includes financial data for the six legal entities from their respective dates of acquisition through December 31, 2000. Thus, the building materials division segment information is not comparable for the 1999 and 2000 periods. Best financial data is included from January 1, 1999, Osborne and Terrazzo from October 26, 1999, Magna Wall from December 1, 1999, Don's from March 1, 2000 to December 31, 2000 and Palestine from June 1, 2000 to December 31, 2000.

Amounts included in the "Other" column include financial information for the Company's corporate, research and development, and other administrative business units.

The Company did not report segment information prior to the year ended December 31, 1999, as it operated in only one significant business segment prior to 1999. Information about reportable segments, and reconciliation of such information to the consolidated totals as of and for the year ended December 31, 2000, is as follows:

                                                       Building                           Consolidated
                                        CCP            Materials          Other              Total
                                  ----------------- ---------------- ----------------- -------------------
Revenue                            $ 137,369,245       $ 43,110,256      $   422,360      $ 180,901,861
EBITDA                                27,953,848          3,747,227      (13,690,958)        18,010,117
Total assets                          51,349,490         47,693,023      153,291,862        252,334,375
Expenditures for PP&E                  5,123,317          2,133,579          928,693          8,185,589

Information about reportable segments, and reconciliation of such information to the consolidated totals as of and for the year ended December 31, 1999, is as follows:

                                                       Building                           Consolidated
                                        CCP            Materials          Other              Total
                                  ----------------- ---------------- ----------------- -------------------
Revenue                             $ 134,631,711    $ 20,821,159       $    752,402      $ 156,205,272
EBITDA                                 32,096,154       2,811,482         (8,139,384)        26,768,252
Total assets                           49,929,505       6,683,098        163,849,908        220,462,511
Expenditures for PP&E                   7,520,689         350,610            919,571          8,790,870

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment assets reflect those specifically attributable to the individual segments and include accounts receivable, inventory and property, plant and equipment. All other assets are included in the "Other" column.

                      ISG Resources, Inc. and Subsidiaries

9.  Related Party Transactions

The Company's parent, ISG, files a consolidated income tax return including the Company and all of its subsidiaries as discussed in Note 2. As the Company records all tax payments and receipts, a payable to ISG for $2,244,022 has been recorded as of December 31, 2000 to reflect amounts owed to ISG relating to ISG's interest deductions included in the 1997, 1998 and 1999 consolidated tax returns, and an estimate of what will be included in the 2000 consolidated income tax returns. The tax information included in Note 6 above has been prepared as if the Company filed a separate tax return.

10.  Unsuccessful Acquisition Costs

Costs of $1.5 million incurred related to unsuccessful business acquisitions were charged to expense in 2000 when the Company determined that such acquisitions would not occur. No such costs were expensed in 1999.

On February 24, 1999, the Company entered into an option agreement to acquire the stock of Tatum Industries, Inc. (Tatum). As part of that agreement, the Company agreed to loan Tatum approximately $50,000 per month for operating expenses and loan servicing. Tatum's note to the Company accrues interest at 8% and is payable on demand. Additionally, the Company leased Tatum's building and equipment and the Company incurred approximately $0.1 million of leasehold improvements to the property. On October 27, 2000, the Company advised Tatum that the Company was terminating the option agreement; however, the Company continues to lease the building and equipment under a month-to-month lease. On November 13, 2000, the Company advised Tatum that the note to the Company, totaling approximately $1.1 million, will be due and payable on March 1, 2001. In December 2000, Tatum advised ISG that they would not be able to repay the note and ISG's attempt to purchase the outstanding stock of Tatum was unsuccessful. As a result, the Company expensed approximately $1.1 million in unsuccessful acquisition costs, which is included in the $1.5 million discussed above. To the extent that the Company terminates its lease in the future, the leasehold improvements will be expensed.

                         Report of Independent Auditors

The Board of Directors and Shareholders
Palestine Concrete Tile Company

We have audited the accompanying combined balance sheets of Palestine Concrete Tile Company (the Company) as of May 31, 2000 and December 31, 1999 and the related combined statements of income and retained earnings and cash flows for the five months ended May 31, 2000 and each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Palestine Concrete Tile Company at May 31, 2000 and December 31, 1999, and the combined results of its operations and its cash flows for the five months ended May 31, 2000 and each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


Ernst & Young
July 11, 2000

                         Palestine Concrete Tile Company

                             Combined Balance Sheets


                                                               May 31,         December 31,
                                                                 2000              1999
                                                          -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                 $     260,268     $     307,937
   Accounts receivable (net of allowance for doubtful
     accounts of $75,000 in 2000 and $94,000 in 1999)            2,800,752         2,522,353
   Inventories                                                   1,367,135         1,038,970
   Prepaid expenses                                                 51,000            84,815
   Deferred income tax                                              93,160           107,001
                                                          -------------------------------------
Total current assets                                             4,572,315         4,061,076

Property, plant and equipment:
  Land, buildings and leasehold improvements                       601,749           594,347
  Plant equipment                                                3,420,739         3,272,586
  Vehicles                                                       1,309,059         1,309,059
  Office furniture and fixtures                                     75,574            73,301
                                                          -------------------------------------
                                                                 5,407,121         5,249,293
  Accumulated depreciation                                       3,935,615         3,735,776
                                                          -------------------------------------
                                                                 1,471,506         1,513,517




                                                          -------------------------------------
Total assets                                                    $6,043,821        $5,574,593
                                                          =====================================


                                                              May 31,        December 31,
                                                               2000              1999
                                                          -----------------------------------
Liabilities and shareholders' equity
Current liabilities:
   Trade accounts payable                                   $     407,138    $     387,472
   Accrued compensation                                           133,231          429,452
   Accrued expenses                                               223,017          162,000
   Income tax payable                                             869,269          453,034
   Payable to related parties                                   1,548,771          725,851
   Current portion of capital lease payable                        47,272           65,409
   Current portion of notes payable to related parties                  -          252,600
   Current portion of note payable                                 29,253           28,393
                                                          -----------------------------------
Total current liabilities                                       3,257,951        2,504,211

Notes payable to related parties, less current maturities               -          859,532
Note payable, less current maturities                             113,656          126,113
Capital lease payable, less current maturities                          -            9,117

Commitments

Shareholders' equity:
   Common stock:
     Palestine Concrete Tile Company,  $10 par value;
       10,000 shares authorized; 1,000 shares issued
       and outstanding                                             10,000           10,000
   Retained earnings                                            2,662,214        2,065,620
                                                          -----------------------------------
Total shareholders' equity                                      2,672,214        2,075,620
                                                          -----------------------------------
Total liabilities and shareholders' equity                     $6,043,821       $5,574,593
                                                          ===================================


See accompanying notes.


                         Palestine Concrete Tile Company

               Combined Statements of Income and Retained Earnings


                                              Five Months Ended
                                                   May 31,             Year Ended December 31,
                                                     2000              1999              1998
                                             --------------------------------------------------------

Revenues                                        $   8,283,875       $  19,372,383    $  16,296,464

Costs and expenses:
  Cost of goods sold                                6,206,799          15,127,688       13,915,705
  Management fees                                           -           1,200,000           50,000
  Selling, general and administrative                 916,019           2,270,438        2,027,645
                                             --------------------------------------------------------
                                                    1,161,057             774,257          303,114

Interest income                                         3,910               7,487            4,321
Interest expense                                      (31,095)            (93,827)         (93,751)
Other income                                            1,889              36,477           14,681
                                             --------------------------------------------------------
Income before income taxes                          1,135,761             724,394          228,365

Income taxes:
  Current                                             375,326             293,217          114,366
  Deferred                                             13,841             (29,690)         (28,941)
                                             --------------------------------------------------------
                                                      389,167             263,527           85,425
                                             --------------------------------------------------------
Net income                                            746,594             460,867          142,940

Retained earnings at beginning of period            2,065,620           1,964,753        2,301,813
Distributions                                        (150,000)           (360,000)        (480,000)
                                             --------------------------------------------------------
Retained earnings at end of period              $   2,662,214       $   2,065,620    $   1,964,753
                                             ========================================================



See accompanying notes.


                         Palestine Concrete Tile Company

                        Combined Statements of Cash Flows

                                                            Five Months Ended
                                                                 May 31,           Year Ended December 31
                                                                  2000              1999             1998
                                                           -----------------------------------------------------
Operating activities
Net income                                                   $     746,594      $     460,867     $   142,940
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation                                                  202,839            555,425         599,540
     Gain on disposal of assets                                          -            (32,078)         (6,551)
     Deferred income taxes                                          13,841            (29,690)        (28,941)
     Changes in operating assets and liabilities:
       Accounts receivable                                        (278,399)          (179,869)       (224,196)
       Inventories                                                (328,165)          (162,852)        (95,543)
       Prepaid expenses and other assets                            33,815            (21,503)         11,182
       Income tax payable                                          416,235            271,939         (72,259)
       Trade accounts payable and other accruals                  (215,538)           239,522        (318,670)
       Payable to related parties                                 (185,872)           196,925        (309,843)
                                                           -----------------------------------------------------
Net cash provided by (used in) operating activities                405,350          1,298,686        (302,341)

Investing activities
Purchases of property, plant and equipment                        (160,828)          (384,741)       (250,408)
 Proceeds from disposal of property, plant and equipment                 -             58,115               -
                                                           -----------------------------------------------------
Net cash used in investing activities                             (160,828)          (326,626)       (250,408)

Financing activities
Distributions                                                     (150,000)          (360,000)       (480,000)
Payments on note payable                                           (11,597)            (6,810)              -
Receipt of (payments on) notes payable to related parties         (103,340)          (237,868)        350,000
Payments on capital leases                                         (27,254)           (59,896)        (54,190)
                                                           -----------------------------------------------------
Net cash used in financing activities                             (292,191)          (664,574)       (184,190)
                                                           -----------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (47,669)           307,486        (736,939)

Cash and cash equivalents at beginning of period                   307,937                451         737,390
                                                           -----------------------------------------------------
Cash and cash equivalents at end of period                   $     260,268      $     307,937     $       451
                                                           =====================================================
Supplemental disclosures of cash flow information
Cash paid for income taxes                                   $      26,000      $      21,278     $   186,625
Equipment purchased with a note payable                                  -            161,316               -
Note paid by a related party                                     1,008,792                 -                -

See accompanying notes.

                         Palestine Concrete Tile Company

                     Notes to Combined Financial Statements

                                  May 31, 2000


1.  Description of the Business and Significant Accounting Policies

Palestine Concrete Tile Company (the Company) is a Texas corporation involved primarily in the business of manufacturing and selling concrete block. Customers of the Company consist of construction-related companies located primarily in the state of Texas.

On April 30, 2000, with an amendment dated May 16, 2000, an agreement was signed to sell all the outstanding stock of the Company to an unrelated third party, ISG Resources, Inc. (ISG), effective May 31, 2000. Additionally, this agreement calls for the sale of the land and the buildings utilized by the Company in the conduct of its business. Such property is owned by a separate trust with the Company paying rent to the trust for use of the property.

The accompanying combined financial statements include the accounts of the Company and the land and buildings sold by the trust under the terms of the agreement, since these constitute the entire business operations sold. Depreciation on the buildings has been provided as if owned by the Company for purposes of presentation. Rent paid by the Company to the trust has been eliminated in combination.

Revenue Recognition

Revenues are recognized when goods are shipped to customers or provided to customers at the Company's facilities.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturities of three months or less when purchased.

Inventories

Inventories are primarily valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Inventories consist primarily of concrete block and other concrete products, raw materials used to manufacture the blocks and concrete product, and other construction supplies. Inventory of manufactured finished goods is valued at the average cost of production.

                         Palestine Concrete Tile Company

1.  Description of the Business and Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed using accelerated and straight-line methods at rates adequate to recover costs over the assets' useful lives. Estimated useful lives are generally 3 to 7 years for vehicles, machinery and equipment, and furniture and fixtures, and 15 to 39 years for buildings and improvements.

As required by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management evaluates the carrying value of all long-lived assets to determine recoverability when indicators of impairment are present, based generally on an analysis of undiscounted cash flows. Management believes no material impairment in the value of long-lived assets exists at May 31, 2000.

Income Taxes

The Company accounts for income taxes, using the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes result primarily from temporary differences between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.

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

2.  Long-Term Debt

At May 31, 2000 and December 31, 1999, the Company has a note payable to a bank collateralized by certain equipment, with a net book value of $77,670 and $107,544, respectively, and cash accounts held by the bank. The interest rate on this note is 6.90%. Principal payments for this note for the next five years ended May 31 are as follows: 2000 - $29,253; 2001 - $31,366; 2002 - $33,634;
2003 - $36,058; and 2004 - $12,598.

                         Palestine Concrete Tile Company

3.  Inventories

Inventories are composed of the following:

                                            May 31,          December 31,
                                              2000               1999
                                      ---------------------------------------
                   Raw materials         $     245,229       $     184,230
                   Finished goods            1,121,906             854,740
                                      ---------------------------------------
                                            $1,367,135          $1,038,970
                                      =======================================

4.  Income Taxes

Reconciliation of income tax expense at the U.S. statutory rate to the Company's tax expense is as follows:

                                 Five Months Ended
                                      May 31,         Year Ended December 31,
                                        2000          1999           1998
                                 -----------------------------------------------
34% of income before income tax        $386,158        $246,294      $77,644
Permanent differences                     3,009          17,233        7,781
                                 -----------------------------------------------
                                       $389,167        $263,527      $85,425
                                 ===============================================

The major components of the deferred tax assets are as follows:

                                                      May 31,     December 31,
                                                       2000           1999
                                                     ---------------------------
Deferred tax assets:
   Allowance for doubtful accounts                       $25,500   $    31,960
   Accruals not currently deductible for tax purposes     67,660        75,041
                                                     ---------------------------
                                                         $93,160      $107,001
                                                     ===========================

5.  Leases

The Company has entered into certain operating lease agreements for equipment. All such leases are cancelable with proper written notice, generally 60 days.

                         Palestine Concrete Tile Company

The Company has also entered into an operating lease agreement with a third party for certain real estate. Subsequent to October 15, 2000, the Company may terminate this agreement with proper written notice, which is required one year before termination. The commitment under this agreement for the remainder of 2000 is $17,500 and $25,000 through October 2001. Rent expense under this agreement was $12,500 for the five months ended May 31, 2000 and $30,000 and $15,000 for the years ended December 31, 1999 and 1998, respectively.

The Company has entered into certain capital lease agreements for equipment. Future minimum lease payments through May 2001 required under the capital leases total $49,291, of which $2,019 represents interest.

Property and equipment include the following amounts recorded under capital leases:

                                            May 31,          December 31,
                                              2000               1999
                                       ----------------------------------------

           Equipment                      $    279,148      $    279,148
           Accumulated depreciation           (257,678)         (245,068)
                                       ----------------------------------------
                                          $     21,470      $     34,080
                                       ========================================

6.  Related-Party Transactions

The Company purchases raw materials from two related parties. For the five month period ended May 31, 2000 and the years ended December 31, 1999 and 1998, raw materials totaling approximately $2,548,000, $6,055,000 and $5,706,000, respectively, were purchased from these parties who in turn purchased these materials from one supplier. At May 31, 2000 and December 31, 1999, $540,000 and $423,000, respectively, were owed to these parties for these raw materials and are included in payables to related parties on the accompanying combined balance sheets.

The Company pays management fees to these parties. Amounts charged to expense for the years ended December 31, 1999 and 1998 totaled $1,200,000 and $50,000, respectively. At December 31, 1999, $300,000 was owed to these parties for these management fees and are included in payables to related parties on the accompanying combined balance sheets. There were no amounts charged to expense for the five months ended May 31, 2000.

                         Palestine Concrete Tile Company

6.  Related-Party Transactions (continued)

Periodically, the Company borrows money from these parties. Amounts owed, included in notes payable to related parties on the accompanying balance sheets, were $1,112,132 at December 31, 1999. Interest expense, accruing at 6.25%, recorded for the five month period ended May 31, 2000 and for the years ended December 31, 1999 and 1998 totaled $27,891, $80,245 and $77,236, respectively.
Interest payable at December 31, 1999 totaled $3,000 and is included within payables to related parties on the accompanying combined balance sheets.

In May 2000, in conjunction with the purchase of the Company and on behalf of the Company, ISG paid the remaining amounts due to these related parties totaling $1,008,792. Therefore, as of May 31, 2000, this amount, which is payable on demand, was due to ISG and is included in payable to related parties on the accompanying combined balance sheets.

Due to the relationship among the parties to these transactions, the amounts paid by the Company may not have been the same if similar activities had been undertaken with unrelated parties.

7.  Concentration of Risk

The Company generally maintains its cash balances at two financial institutions in Texas. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation for up to $100,000. At May 31, 2000 and December 31, 1999, the Company's uninsured cash balances totaled $98,000 and $204,000, respectively. At May 31, 2000 and December 31, 1999, the Company had a money market account for which a minimum balance of $50,000 was required.

Generally, the Company does not require collateral or other security to support trade accounts receivable. The Company's five largest customers accounted for approximately 24% of revenues for the five months ended May 31, 2000 and 20% for the years ended December 31, 1999 and 1998. Historically, the Company has not had significant uncollectable accounts.