Form 10-Q
period 2001-03-31
ISG RESOURCES INC
filed 2001-05-07
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2001
                                        --------------------------

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                        -----------    -----------

Commission File Number:
                         -----------



                               ISG Resources, Inc.
             (Exact name of registrant as specified in its charter)


                      Utah                                     87-0619697
         ---------------------------------                  ------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)


          136 East South Temple, Suite 1300, Salt Lake City, Utah 84111
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 236-9700
                           ---------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) [ X ] Yes [ ] No, and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No.


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of __April 30, 2001__ :



         Classes of Common Stock                 Number of shares outstanding
    ------------------------------------     ----------------------------------
          Common Stock, no par value                       100

                               ISG Resources, Inc.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements                                             Page
         --------------------                                             ----

         Condensed Consolidated Balance Sheets --
         March 31, 2001 and December 31, 2000                               1

         Unaudited Condensed Consolidated Statements of Operations --
         Three months ended March 31, 2001 and 2000                         2

         Unaudited Condensed Consolidated Statements of Comprehensive Income --
         Three months ended March 31, 2001 and 2000                         3

         Unaudited Condensed Consolidated Statements of Cash Flows --
         Three months ended March 31, 2001 and 2000                         4

         Notes to Unaudited Condensed Consolidated Financial Statements     5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

          There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                   13


                      ISG Resources, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                   -------------------------------------------------
                                                                          March 31,             December 31,
                                                                        2001 (Unaudited)             2000
                                                                   -------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                           $     8,288,853               $ 6,986,725
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of
          $486,000 and $501,000, respectively                               25,589,864                24,321,302
      Retainage                                                                136,000                   146,000
      Other                                                                    173,730                   686,684
   Income tax receivable                                                     3,198,795                 2,196,988
   Deferred tax asset                                                          518,073                   851,325
   Inventories                                                               7,639,847                 6,663,633
   Other current assets                                                      1,004,208                 1,057,890
                                                                   -------------------------------------------------
Total current assets                                                        46,549,370                42,910,547

Property, plant and equipment, net of accumulated
    depreciation of $14,153,066 and $12,777,609,
    respectively                                                            38,772,875                37,760,556
Intangible assets, net                                                     164,392,327               167,076,486
Debt issuance costs, net                                                     4,303,560                 4,524,473
Other assets                                                                    62,015                    62,313
                                                                   -------------------------------------------------
Total assets                                                              $254,080,147           $   252,334,375
                                                                   =================================================

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                        $ 12,666,280              $10,704,637
   Accrued liabilities:
      Payroll                                                                 2,563,523                2,406,172
      Interest                                                                6,573,572                2,849,902
      Other                                                                   1,554,648                1,826,232
   Other current liabilities                                                  1,307,338                  996,153
                                                                     -----------------------------------------------
Total current liabilities                                                    24,665,361               18,783,096

Long-term debt                                                              165,000,000              165,000,000
Deferred tax liability                                                       36,988,977               37,702,524
Payable to Industrial Services Group                                          2,244,022                2,244,022
Other liabilities                                                             1,758,688                1,482,848

Shareholder's equity:
   Common stock, no par value; 100 shares
    authorized, issued and outstanding                                       34,745,050               34,745,050
   Cumulative foreign currency translation adjustment                           (17,773)                 (29,904)
   Retained deficit                                                         (11,304,178)              (7,593,261)
                                                                     -----------------------------------------------
Total shareholder's equity                                                   23,423,099               27,121,885
                                                                     -----------------------------------------------
Total liabilities and shareholder's equity                                 $254,080,147             $252,334,375
                                                                     ===============================================

See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations


                                                   -------------------------------------
                                                          Three Months Ended
                                                              March 31,
                                                   -------------------------------------
                                                        2001            2000
                                                   -------------------------------------
Revenues:
   Product revenues                                 $  33,743,400     $   24,467,256
   Service revenues                                     7,941,985          8,050,948
                                                   -------------------------------------
                                                       41,685,385         32,518,204

Costs and expenses:
   Cost of product revenues, excluding depreciation     27,014,293        19,121,080
   Cost of service revenues, excluding depreciation      5,407,058         5,616,412
   Depreciation and amortization                         4,144,787         3,287,045
   New product development                                 595,218           611,689
   Selling, general and administrative expenses          5,852,402         4,801,269
                                                   -------------------------------------
                                                        43,013,758        33,437,495
                                                   -------------------------------------
Operating loss                                          (1,328,373)         (919,291)

Interest income                                            147,813             7,525
Interest expense                                        (4,366,914)       (3,538,505)
Other income                                                33,997            41,090
                                                   -------------------------------------
Loss before income taxes                                (5,513,477)       (4,409,181)
Income tax benefit                                       1,802,560         1,248,765
                                                   -------------------------------------
Net loss                                             $  (3,710,917)     $ (3,160,416)
                                                   =====================================



See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
            Unaudited Consolidated Statements of Comprehensive Income


                                           -------------------------------------
                                               Three months ended March 31
                                               2001                2000
                                           -------------------------------------

Net loss                                     $(3,710,917)         $(3,160,416)
Other comprehensive loss net of tax:
   Foreign currency translation adjustment       (12,131)                   -
                                           -------------------------------------
Comprehensive income (loss)                  $(3,723,048)         $(3,160,416)
                                           =====================================


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                     ------------------------------------
                                                             Three Months Ended
                                                                 March 31,
                                                     ------------------------------------
                                                           2001             2000
                                                     ------------------------------------
Operating activities
Net loss                                               $ (3,710,917)    $ (3,160,416)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                        4,144,787        3,287,045
     Amortization of debt issuance costs                    220,913          179,368
     Loss (gain) on disposal of fixed assets                 (6,078)          46,306
     Deferred income taxes                                 (380,295)        (509,144)
     Changes in operating assets and liabilities:
         Receivables                                       (745,608)       1,702,923
         Inventory                                         (976,214)        (256,171)
         Other current and non-current assets                53,980         (115,177)
         Accounts payable and accrued expenses            5,571,080          587,850
         Other current and non-current liabilities         (414,782)      (1,937,508)
                                                     ------------------------------------
Net cash provided by (used in) operating activities       3,756,866         (174,924)

Investing activities
Purchases of property, plant and equipment               (2,501,651)      (2,235,907)
Proceeds on sale of property, plant and equipment            34,782           10,331
Acquisitions of businesses, net of cash acquired                  -       (4,946,717)
Acquisition costs incurred on future acquisitions                 -         (127,783)
                                                     ------------------------------------
Net cash used in investing activities                    (2,466,869)      (7,300,076)

Financing activities
Proceeds from long-term debt                                      -       52,500,000
Payments on long-term debt                                        -      (45,000,000)
Debt issuance costs incurred                                      -          (25,000)
                                                     ------------------------------------
Net cash provided by financing activities                         -        7,475,000

Effect of exchange rate changes on cash and
    cash equivalents                                         12,131                -
                                                     ------------------------------------
Net increase in cash and cash equivalents                 1,302,128                -
Cash and cash equivalents at beginning of period          6,986,725                -
                                                     ------------------------------------
Cash and cash equivalents at end of period             $  8,288,853     $          -
                                                     ====================================

Cash paid for interest                                 $    370,957     $    895,950
                                                     ====================================
Cash paid (received) for income taxes                  $   (415,403)    $  1,079,035
                                                     ====================================

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

In 2000, ISG Canada Limited, Inc. ("ISG Canada") was formed and became a wholly owned foreign subsidiary of the Company, with fly ash operations beginning in the second half of 2000.

In March 2000, the Company acquired directly and indirectly through ISG Manufactured Products, Inc., all of the partnership interest of Don's Building Supply L.L.P. ("Don's). In May 2000, the Company acquired the stock of Palestine Concrete Tile Company, Inc. and certain associated real property (collectively, "Palestine"). In September 2000, the Company acquired certain fixed and intangible assets from Hanson Aggregates West, Inc. ("Hanson").

Each of the above acquisitions was accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquired company have been included in the consolidated financial statements since the respective date of acquisition.

These financial statements reflect the consolidated financial position and results of operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results, which may be expected for any other interim period or for the year as a whole.

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

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Form 10-K for the fiscal year ended December 31, 2000.

In  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities- Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 in the first quarter of 2001. As expected, the adoption did not have a material impact on the Company's financial condition or results of operations.

The consolidated balance sheet at December 31, 2000 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain amounts have been reclassified to conform to the March 31, 2001 presentation.

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

3.       New Product Development Costs

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $516,635 and $510,136 for the three months ended March 31, 2001 and March 31, 2000, respectively, were made for research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. Expenditures of $78,583 and $101,553 for the three months ended March 31, 2001 and March 31, 2000, respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs as they are incurred.

4.       Inventories

The Company accounts for inventory balances using the lower of cost or market method on a first-in, first-out basis. Inventories consist of:


                                          March 31,             December 31,
                                             2001                   2000
                                      --------------------- --------------------
                  Raw Materials            $  1,398,814            $1,062,436
                  Finished Goods              6,241,033             5,601,197
                                      --------------------- --------------------
                                             $7,639,847            $6,663,633
                                      ===================== ====================

5.   Intangible Assets

Intangible assets consist of the following:

                                          March 31,             December 31,
                                             2001                   2000
                                      --------------------- --------------------
       Goodwill                          $ 83,610,925            $ 83,610,925
       Contracts                          100,227,490             100,227,490
       Patents and licenses                 3,787,431               3,787,431
       Assembled work force                 2,815,233               2,815,233
                                      --------------------- --------------------
                                          190,441,079             190,441,079
       Less accumulated amortization      (26,048,752)            (23,364,593)
                                      --------------------- --------------------
                                        $ 164,392,327           $ 167,076,486
                                      ===================== ====================

Amortization is provided over the estimated period of benefit, using the straight-line method, ranging from 8 to 25 years.


6.     Long-term Debt

Long-term debt consists of the following:

                                                 March 31,        December 31,
                                                  2001                2000
                                              --------------- ------------------
        10% Senior Subordinated Notes due 2008  $100,000,000    $   100,000,000
        Secured Credit Facility                   65,000,000         65,000,000
                                              --------------- ------------------
                                                $165,000,000    $   165,000,000
                                              =============== ==================

At March 31, 2001, $65.0 million of the Secured Credit Facility was outstanding, with no amount being unused and available.

7.        Reportable Segments

As discussed in note 2, the Company operates in two reportable segments: the CCP division and the building materials division. The CCP division consists primarily of three operating units that manage and market CCPs in North America. The building materials division consists of six legal entities, Best, Osborne, Terrazzo, Magna Wall, Palestine, and Don's. The Company's two reportable segments are managed separately based on fundamental differences in their operations.

The Company evaluates financial performance based on earnings from operations before interest expense, income taxes, depreciation, and amortization (EBITDA). The Company derives a majority of its revenues from CCP sales and the chief operating decision makers rely on EBITDA to assess the performance of the segments and make decisions about resources to be allocated to the segments. Accordingly, EBITDA is included in the information reported below. Certain expenses are maintained at the Company's corporate headquarters and are not allocated to the segments. Such expenses primarily include interest expense, corporate overhead costs, certain non-recurring gains and losses and intangible asset amortization. Inter-segment sales are generally accounted for at cost and are eliminated in consolidation.

The building materials division includes financial data for the six legal entities from their respective dates of acquisition through December 31, 2000. Thus, the building materials division segment information is not comparable for the 2001 and 2000 periods. Don's financial data is included from March 2, 2000, Palestine from May 31, 2000, and Hanson from September 15, 2000.

Amounts included in the "Other" column include financial information for the Company's corporate, R&D and other administrative business units.

Information about reportable segments, and reconciliation of such information to the consolidated totals as of and for the three months ended March 31, 2001 and March 31, 2000, is as follows:

                                                         Building                       Consolidated
                                        CCP             Materials           Other             Total
                                   ---------------- ---------------- ----------------- -------------------
Three months ended 3/31/01:
Revenue                               $ 30,104,537     $ 11,517,547      $     63,301       $  41,685,385
EBITDA                                   4,881,740          829,231        (2,712,747)          2,998,224
Total Assets                            53,259,060       48,461,272       152,359,815         254,080,147
Expenditures for PP&E                    2,101,980          324,211            75,460           2,501,651

Three months ended 3/31/00:
Revenue                                $24,945,989       $7,461,903         $ 110,312         $32,518,204
EBITDA                                   4,154,152          822,169        (2,559,952)          2,416,369
Total Assets                            47,702,704       25,518,972       150,182,351         223,404,027
Expenditures for PP&E                    1,960,426           88,710           186,771           2,235,907


                                       8

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

In 2000, ISG Canada Limited, Inc. ("ISG Canada") was formed and became a wholly owned foreign subsidiary of the Company, with fly ash operations beginning in the second half of 2000.

In March 2000, the Company acquired directly and indirectly through ISG Manufactured Products, Inc., all of the partnership interest of Don's Building Supply L.L.P. ("Don's). In May 2000, the Company acquired the stock of Palestine Concrete Tile Company, Inc. and certain associated real property (collectively, "Palestine"). In September 2000, the Company acquired certain fixed and intangible assets from Hanson Aggregates West, Inc. ("Hanson"), collectively the "2000 Acquisitions."

The Acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the respective companies have been included in the consolidated financial statements since the respective acquisition dates. Accordingly, the financial condition and results of operations of the Company after the Acquisitions are not directly comparable to the historical financial condition or results of operations.

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

Results of Operations

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

Revenues. Revenues were $41.7 million in the first quarter of 2001, representing an increase of $9.2 million or 28.2%, as compared to revenues of $32.5 million in the first quarter of 2000. Product revenues increased to $33.7 million in the first quarter of 2001 from $24.5 million in the first quarter of 2000, representing an increase of $9.3 million or 37.9%. Service revenues decreased to $7.9 million in the first quarter of 2001 from $8.1 million in the first quarter of 2000, representing a decrease of $0.1 million or 1.3%. The increase in product revenues in the first quarter of 2001 is primarily due to the 2000 Acquisitions. The decrease in service revenues is due primarily to a decrease in construction services during the first quarter of 2001 as compared to the first quarter of 2000.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $27.0 million in the first quarter of 2001, representing an increase of $7.9 million or 41.3%, as compared to cost of product revenues, excluding depreciation, of $19.1 million in the first quarter of 2000. This increase is due primarily to the inclusion of cost of product revenues of the 2000 Acquisitions. As a percentage of product revenues, cost of product revenues, excluding depreciation, increased to 80.1% in the first quarter of 2001 from 78.1% in the first quarter of 2000. This decrease in product margins is primarily due to lower margins related to the building material product revenues derived from the 2000 Acquisitions.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation was $5.4 million in the first quarter of 2001, representing a decrease of $0.2 million or 3.7%, as compared to cost of service revenues, excluding depreciation, of $5.6 million in the first quarter of 2000. This decrease is due primarily to a decrease in sub-contracted costs incurred in the first quarter 2001 as compared to the first quarter of 2000. As a percentage of service revenues, cost of service revenues, excluding depreciation, decreased to 68.1% in the first quarter of 2001 from 69.8% in the first quarter of 2000. This improvement in margin was primarily due to an increase in higher margins associated with disposal revenues in the first quarter of 2001 as compared to the first quarter of 2000.

Depreciation and Amortization. Depreciation and amortization was $4.1 million in the first quarter of 2001, representing an increase of $0.9 million or 26.1%, as compared to depreciation and amortization of $3.3 million in the first quarter of 2000. This increase resulted primarily from the depreciation of fixed assets acquired by the Company in 2000, and amortization of goodwill and other intangible assets recorded as a result of the 2000 Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $5.9 million in the first quarter of 2001, representing an increase of $1.1 million or 21.9%, as compared to SG&A expenses of $4.8 million in the first quarter of 2000. This increase in SG&A is primarily due to two factors: (1) the incremental SG&A costs added by the 2000
Acquisitions; (2) an increase in total personnel costs associated with the Company's self-funded employee benefit plans.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures for scientific research and development in the first quarter of 2001 and 2000 remained fairly constant at $0.5 million. Expenditures for new market development in the first quarter of 2001 and 2000 also remained fairly constant at $0.1 million. The continuation of new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $4.4 million in the first quarter of 2001 from $3.5 million in the first quarter of 2000, primarily as a result of an increase in outstanding indebtedness related to the 2000 Acquisitions and an increase in interest rates.

Income Taxes. Income tax benefit was $1.8 million in the first quarter of 2001, representing an increase of $0.6 million or 44.3%, as compared to income tax benefit of $1.2 million in the first quarter of 2000. This increase in income tax benefit reflects an increase in the loss before taxes in the first quarter of 2001, primarily resulting from increased interest expense, increased depreciation expense, and an increase in the cost of product revenues.

Net Income. As a result of the factors discussed above, net loss increased to $3.7 million in the first quarter of 2001 from a $3.2 million net loss in the first quarter of 2000.

Liquidity and Capital Resources

The Company financed the 1998 and 1999 Acquisitions through the issuance of $100.0 million, 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility (as subsequently amended and restated). The Company financed the acquisition of Palestine by obtaining a $15.0 increase in the Secured Credit Facility on May 26, 2000 (discussed below) and receiving an equity contribution of approximately $9.7 million from ISG on April 19, 2000. Operating and capital expenditures have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

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

On March 30, 2001, the amended and restated secured credit agreement dated May 26, 2000 and subsequently amended on August 8, 2000, was amended in order to modify certain debt covenants contained in the agreement. The amended and restated secured credit facility continues to require the Company to not exceed a maximum leverage ratio, to not drop below a minimum interest coverage ratio, to not drop below a minimum consolidated EBITDA level, and to comply with certain other financial and non-financial covenants.

At March 31, 2001, the Company had $8.3 million in cash and cash equivalents and $65.0 million of the Secured Credit Facility was outstanding, with no amount being unused and available. The Company had working capital of approximately $21.9 million, a decrease of $2.2 million from December 31, 2000, due to an increase in trade accounts payable and accrued interest, offset in part by increases in inventory and trade accounts receivable.

The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During the three months ended March 31, 2001, capital expenditures amounted to approximately $2.5 million. The Company expects that capital expenditures made in the ordinary course of business will be funded by cash flow from operations.

The Company anticipates that its principal use of cash will be for working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations will be adequate to meet its anticipated requirements for working capital, capital expenditures and interest payments for the next several years. There can be no assurance, however, that cash flow from operations will be sufficient to service the Company's debt and the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing. These increased borrowings may result in higher interest payments. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

Subsequent Events

On February 24, 1999, the Company entered into an option agreement to acquire the stock of Tatum Industries, Inc. (Tatum). As part of that agreement, the Company agreed to loan Tatum approximately $50,000 per month for operating expenses and loan servicing. In November 2000, the note payable to the Company was approximately $1.1 million. In December 2000, Tatum advised the Company that they would not be able to repay the note and the Company's attempt to purchase the outstanding stock of Tatum was unsuccessful. As a result, the Company expensed the $1.1 million note payable in the fourth quarter of 2000.

In addition to the option agreement, the Company continued to lease the building and equipment under a month-to-month lease and made expenditures of approximately $1.1 million in leasehold improvements and equipment purchases. The Company is currently in the process of negotiating the sale of its $1.1 million investment in leasehold improvements and equipment to a third party. The Company believes that they will be successful in negotiating the sale of the leasehold improvements and equipment with no significant resulting gain or loss; however, there is a risk that management will be unable to sell the assets for an amount greater than or equal to the net book value of the assets.

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

            (18)      Letter re change in accounting
                      principles:  Not Applicable

            (19)      Report furnished to security holders:
                      Not Applicable

            (22)      Published report regarding matters
                      submitted to vote of security holders:
                      Not Applicable

            (23)      Consents of expert and counsel:
                      Not Applicable

            (99)      Additional Exhibits:  Not Applicable


(b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 4, 2001        ISG RESOURCES, INC.


                           /s/ J. I. Everest
                          ---------------------------------
                          J. I. Everest, II
                          Chief Financial Officer and Treasurer
                          (As both a duly authorized officer of the Company and as principal financial officer of the Company)