Form 10-Q
period 2001-06-30
ISG RESOURCES INC
filed 2001-08-03
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2001
                                        --------------------------

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
               ------------------------------------------------
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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 30, 2001:




       Classes of Common Stock                Number of shares outstanding
   -------------------------------------  -----------------------------------
        Common Stock, no par value                             100

                               ISG Resources, Inc.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements                                                                  Page
         --------------------                                                                  ----

         Condensed Consolidated Balance Sheets --
         June 30, 2001 and December 31, 2000 .................................................   1

         Unaudited Condensed Consolidated Statements of Operations --
         Three months ended June 30, 2001 and 2000 ...........................................   2

         Unaudited Condensed Consolidated Statements of Operations --
         Six months ended June 30, 2001 and 2000 .............................................   3

         Unaudited Condensed Consolidated Statements of Comprehensive Income  --
         Three months ended June 30, 2001 and 2000 ...........................................   4

         Unaudited Condensed Consolidated Statements of Comprehensive Income  --
         Six months ended June 30, 2001 and 2000 .............................................   5

         Unaudited Condensed Consolidated Statements of Cash Flows --
         Six months ended June 30, 2001 and 2000 .............................................   6

         Notes to Unaudited Condensed Consolidated Financial Statements ......................   7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .......................................  12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
          There have been no significant changes since the annual report on Form
          10-K filed for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ...................................................   17

                      ISG Resources, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                   -------------------------------------------------
                                                                           June 30,             December 31,
                                                                       2001 (Unaudited)             2000
                                                                   -------------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                                            $    7,542,347               $ 6,986,725

   Accounts receivable:
    Trade, net of allowance for doubtful accounts of   $555,000
    and $501,000, respectively                                              34,172,653                24,321,302
      Retainage                                                                229,713                   146,000
      Other                                                                    608,899                   686,684
   Income tax receivable                                                             -                 2,196,988
   Deferred tax asset                                                          655,335                   851,325
   Inventories                                                               6,800,931                 6,663,633
   Other current assets                                                      1,203,852                 1,057,890
                                                                   -------------------------------------------------
Total current assets                                                        51,213,730                42,910,547

Property, plant and equipment, net of accumulated depreciation of
   $15,516,761 and $12,777,609,
    respectively                                                            40,882,364                37,760,556
Intangible assets, net                                                     161,993,647               167,076,486
Debt issuance costs, net                                                     4,139,490                 4,524,473
Other assets                                                                   111,718                    62,313
                                                                   -------------------------------------------------
Total assets                                                           $   258,340,949           $   252,334,375
                                                                   =================================================

Liabilities and shareholder's equity Current liabilities:
   Accounts payable                                                       $ 19,450,872               $10,704,637
   Accrued liabilities:
      Payroll                                                                2,121,723                 2,406,172
      Interest                                                               2,515,975                 2,849,902
      Other                                                                  2,369,905                 1,826,232
   Other current liabilities                                                 1,772,138                   996,153
    Income taxes payable                                                       201,746                        -
                                                                     -----------------------------------------------
Total current liabilities                                                   28,432,359                18,783,096

Long-term debt                                                             164,917,823               165,000,000
Deferred tax liability                                                      36,376,587                37,702,524
Payable to Industrial Services Group                                         2,244,022                 2,244,022
Other liabilities                                                            2,230,256                 1,482,848

Shareholder's equity:
   Common stock, no par value; 100 shares
    authorized, issued and outstanding                                      34,745,050                34,745,050
   Cumulative foreign currency translation adjustment                           (4,543)                  (29,904)
   Retained deficit                                                        (10,600,605)               (7,593,261)
                                                                     -----------------------------------------------
Total shareholder's equity                                                  24,139,902                27,121,885
                                                                     -----------------------------------------------
Total liabilities and shareholder's equity                                $258,340,949              $252,334,375
                                                                     ===============================================
See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations


                                                    ----------------------------
                                                          Three Months Ended
                                                               June 30,
                                                    ----------------------------
                                                        2001            2000
                                                    ----------------------------
Revenues:
   Product revenues                                  $ 51,442,426  $ 39,030,534
   Service revenues                                     8,674,633     7,662,029
                                                    ----------------------------
                                                       60,117,059    46,692,563

Costs and expenses:
   Cost of product revenues, excluding depreciation    38,357,167    27,494,928
   Cost of service revenues, excluding depreciation     5,599,821     5,486,319
   Depreciation and amortization                        3,873,482     3,579,052
   New product development                                569,600       465,433
   Selling, general and administrative expenses         6,029,539     6,735,458
                                                    ----------------------------
                                                       54,429,609    43,761,190
                                                    ----------------------------
Operating income                                        5,687,450     2,931,373

Interest income                                            94,377        14,049
Interest expense                                       (4,007,377)   (3,862,582)
Other income (expense)                                    (24,103)      164,512
                                                    ----------------------------
Income (loss) before income taxes                       1,750,347      (752,648)
Income tax expense                                     (1,046,774)      (74,649)
                                                    ----------------------------
Net income (loss)                                    $    703,573   $  (827,297)
                                                    ============================


See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations


                                                     ------------------------------------------
                                                               Six Months Ended
                                                                   June 30,
                                                     ------------------------------------------
                                                            2001               2000
                                                     ------------------------------------------
Revenues:
   Product revenues                                      $  85,185,827      $    63,497,790
   Service revenues                                         16,616,619           15,712,977
                                                     ------------------------------------------
                                                           101,802,446           79,210,767

Costs and expenses:
   Cost of product revenues, excluding depreciation         65,371,460           46,616,008
   Cost of service revenues, excluding depreciation         11,006,878           11,102,731
   Depreciation and amortization                             8,018,269            6,866,098
   New product development                                   1,164,818            1,077,122
   Selling, general and administrative expenses             11,881,941           11,536,727
                                                     ------------------------------------------
                                                            97,443,366           77,198,686
                                                     ------------------------------------------
Operating income                                             4,359,080            2,012,081

Interest income                                                242,190               21,574
Interest expense                                            (8,374,291)          (7,401,086)
Other income                                                     9,891              205,602
                                                     ------------------------------------------
Loss before income taxes                                    (3,763,130)          (5,161,829)
Income tax benefit                                             755,786            1,174,116
                                                     ------------------------------------------
Net loss                                             $      (3,007,344)    $     (3,987,713)
                                                     ==========================================

See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
            Unaudited Consolidated Statements of Comprehensive Income


                                             -----------------------------------
                                                 Three months ended June 30
                                                    2001         2000
                                             ----------------------------------

Net income (loss)                                 $703,573     $(827,297)
Other comprehensive loss net of tax:
   Foreign currency translation adjustment          13,230        (5,612)
                                             ----------------------------------
Comprehensive income loss                         $716,803     $(832,909)
                                             ==================================

See accompanying notes

                      ISG Resources, Inc. and Subsidiaries
            Unaudited Consolidated Statements of Comprehensive Income


                                            ------------------------------------
                                                  Six months ended June 30
                                                    2001          2000
                                            ------------------------------------

Net loss                                       $(3,007,344)   $(3,987,713)
Other comprehensive loss net of tax:
   Foreign currency translation adjustment          25,361         (5,612)
                                            ------------------------------------
Comprehensive (loss)                           $(2,981,983)   $(3,993,325)
                                            ====================================

See accompanying notes


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                          ------------------------------------
                                                                   Six Months Ended
                                                                       June 30,
                                                          ------------------------------------
                                                                2001             2000
                                                          ------------------------------------
Operating activities
Net loss                                                    $ (3,007,344)    $ (3,987,713)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Depreciation and amortization                             8,018,269        6,866,098
     Amortization of debt issuance costs                         474,983          370,867
     Loss on disposal of fixed assets                             29,983            7,090
     Deferred income taxes                                    (1,129,947)      (1,113,757)
     Changes in operating assets and liabilities:
         Receivables                                          (9,857,279)      (5,125,275)
         Inventory                                              (137,298)         156,865
         Other current and non-current assets                   (195,367)        (506,479)
         Accounts payable and accrued expenses                 8,671,532         (309,700)
         Other current and non-current liabilities             2,822,127       (1,763,657)
                                                          ------------------------------------
Net cash provided by (used in) operating activities            5,689,659       (5,405,661)

Investing activities
Purchases of property, plant and equipment                    (5,068,561)      (4,542,960)
Proceeds on sale of property, plant and equipment                 81,340          199,344
Acquisitions of businesses, net of cash acquired                              (23,031,686)
Purchase of intangible assets                                                    (119,442)
                                                          ------------------------------------
Net cash used in investing activities                         (4,987,221)     (27,494,744)

Financing activities
Cash contribution from Parent                                                   9,745,000
Proceeds from long-term debt                                                  120,000,000
Payments on notes payable and long-term debt                     (82,177)     (96,500,000)
Debt issuance costs incurred                                     (90,000)        (338,983)
                                                          ------------------------------------
Net cash (used in) provided by financing activities             (172,177)      32,906,017

Effect of exchange rate changes on cash and
    cash equivalents                                              25,361           (5,612)
                                                          ------------------------------------
Net increase in cash and cash equivalents                        555,622                -
Cash and cash equivalents at beginning of period               6,986,725                -
                                                          ------------------------------------
Cash and cash equivalents at end of period                  $  7,542,347     $          -
                                                          ====================================

Cash paid for interest                                       $ 8,167,467      $ 6,879,256
Cash paid (received) for income taxes                        $(2,028,047)     $ 1,235,409

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

The consolidated balance sheet at December 31, 2000 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain amounts have been reclassified to conform to the June 30, 2001 presentation.

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

3.       New Product Development Costs

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $510,883 and $357,476 for the three months ended June 30, 2001 and June 30, 2000, respectively, and expenditures of $1,027,518 and $867,612 for the six months ended June 30, 2001 and June 30, 2000, respectively, were made for research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes.

Expenditures of $58,717 and $107,957 for the three months ended June 30, 2001 and June 30, 2000, respectively, and expenditures of $137,300 and $209,510 for the six months ended June 30, 2001 and June 30, 2000, respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs as they are incurred.

4.       Inventories

The Company accounts for inventory balances using the lower of cost or market method on a first-in, first-out basis. Inventories consist of:


                                    --------------------- ---------------------
                                         June 30,             December 31,
                                           2001                   2000
                                    --------------------- ---------------------
                  Raw Materials          $  1,231,885            $1,062,436
                  Finished Goods            5,569,046             5,601,197
                                    --------------------- ---------------------
                                           $6,800,931            $6,663,633
                                    ===================== =====================

5.   Intangible Assets

Intangible assets consist of the following:

                                     --------------------- ---------------------
                                          June 30,             December 31,
                                            2001                   2000
                                     --------------------- ---------------------
    Goodwill                           $ 83,610,925              $83,610,925
    Contracts                            100,227,490             100,227,490
    Patents and licenses                   3,787,431               3,787,431
    Assembled work force                   2,815,233               2,815,233
                                     --------------------- ---------------------
                                         190,441,079             190,441,079
    Less accumulated amortization        (28,447,432)            (23,364,593)
                                     --------------------- ---------------------
                                        $161,993,647            $167,076,486
                                     ===================== =====================

Amortization is provided over the estimated period of benefit, using the straight-line method, ranging from 8 to 25 years.


6.     Long-term Debt

Long-term debt consists of the following:

                                            ----------------- ------------------
                                                June 30,          December 31,
                                                  2001                2000
                                            ----------------- ------------------
     10% Senior Subordinated Notes due 2008     $100,000,000    $   100,000,000
     Secured Credit Facility                      64,917,823         65,000,000
                                            ----------------- ------------------
                                                $164,917,823    $   165,000,000
                                            ================= ==================

At June 30, 2001, $64.9 million of the Secured Credit Facility was outstanding, with no amount, as a result of financing covenants, available for additional borrowing under the facility.

7.     Other Obligations

In connection with the purchase of land for total consideration of $1.5 million during the second quarter of 2001, the Company incurred a purchase money obligation of $1.1 million. The obligation is to be repaid in payments due October 31, 2001 of $300,000, due April 30, 2002 of $400,000 and due October 31,
2002 of $400,000. The obligation accrues interest at 8% annually. The current portion of $700,000 is classified in other current liabilities and the long term portion of $400,000 is classified in other liabilities on the combined balance sheet at June 30, 2001. The $1.1 million is treated as a non-cash item on the statement of cash flows.

During the second quarter of 2001, an agreement was reached to terminate a license contract. The termination agreement relieves the Company of future obligations under the license agreement of $300,000 in 2002, $400,000 in 2003 and $500,000 in 2004 and each succeeding year until 2012.

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

Information about reportable segments, and reconciliation of such information to the consolidated totals as of and for the three months and six months ended June 30, 2001 and June 30, 2000, is as follows:

                                                         Building                       Consolidated
                                        CCP             Materials           Other             Total
                                   ---------------- ---------------- ----------------- -------------------
Three months ended 6/30/01:
Revenue                            $ 46,697,505     $ 13,360,252      $    59,302       $  60,117,059
EBITDA                               10,371,545        1,576,359       (2,316,698)          9,631,206
Total Assets                         62,833,988       48,963,708      146,543,253         258,340,949
Expenditures for PP&E                 1,402,516        1,097,633           66,851           2,567,000

Three months ended 6/30/00:
Revenue                            $ 36,106,233     $ 10,501,268      $    85,062       $  46,692,563
EBITDA                                8,624,602        1,472,074       (3,407,690)          6,688,986
Total Assets                         53,930,444       47,190,860      149,291,745         250,413,049
Expenditures for PP&E                 1,433,176          794,112           79,765           2,307,053

Six months ended 6/30/01:
Revenue                            $ 76,802,042     $ 24,877,799      $   122,605       $ 101,802,446
EBITDA                               15,253,285        2,405,590       (5,029,445)         12,629,430
Total Assets                         62,833,988       48,963,708      146,543,253         258,340,949
Expenditures for PP&E                 3,504,406        1,421,844          142,311           5,068,561

Six months ended 6/30/00:
Revenue                            $ 61,052,222     $ 17,963,171      $   195,374        $ 79,210,767
EBITDA                               12,778,754        2,294,243       (5,967,642)          9,105,355
Total Assets                         53,930,444       47,190,860      149,291,745         250,413,049
Expenditures for PP&E                 3,393,602          882,822          266,536           4,542,960

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

Results of Operations

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

Revenues. Revenues were $60.1 million in the second quarter of 2001, representing an increase of $13.4 million or 28.7%, as compared to revenues of $46.7 million in the second quarter of 2000. Product revenues increased to $51.4 million in the second quarter of 2001 from $39.0 million in the second quarter of 2000, representing an increase of $12.4 million or 31.8%. Service revenues increased to $ 8.7 million in the second quarter of 2001 from $7.7 million in the second quarter of 2000, representing a increase of $1.0 million or 13.2%. The increase in product revenues in the second quarter of 2001 is both due to the 2000 Acquisitions of building materials entities and to an increase in fly ash revenues. The increase in service revenues is due primarily to a increase in disposal revenue during the second quarter of 2001 as compared to the second quarter of 2000.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $38.4 million in the second quarter of 2001, representing an increase of $ 10.9 million or 39.5%, as compared to cost of product revenues, excluding depreciation, of $27.5 million in the second quarter of 2000. This increase is due primarily to the increasing price of materials procured for sale and increases from the 2000 Acquisitions. As a percentage of product revenues, cost of product revenues, excluding depreciation, increased to 74.5% in the second quarter of 2001 from 70.4% in the second quarter of 2000. This decrease in product margins is primarily due to lower margins related to the building material product revenues derived from the 2000 Acquisitions and to a higher cost of materials for fly ash.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation was $5.6 million in the second quarter of 2001, representing an increase of $0.1 million or 2.1%, as compared to cost of service revenues, excluding depreciation, of $5.5 million in the second quarter of 2000. This increase is due primarily to increased revenue. As a percentage of service revenues, cost of service revenues, excluding depreciation, decreased to 64.6% in the second quarter of 2001 from 71.6% in the second quarter of 2000. This improvement in margin was primarily due to an increase in margins associated with disposal revenues in the second quarter of 2001 as compared to the second quarter of 2000.

Depreciation and Amortization. Depreciation and amortization was $3.9 million in the second quarter of 2001, representing an increase of $0.3 million or 8.2%, as compared to depreciation and amortization of $3.6 million in the second quarter of 2000. This increase resulted primarily from the depreciation of fixed assets acquired by the Company in 2000, and amortization of goodwill and other intangible assets recorded as a result of the 2000 Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $6.0 million in the second quarter of 2001, representing an decrease of $0.7 million or 10.5%, as compared to SG&A expenses of $6.7 million in the second quarter of 2000. This decrease in SG&A is primarily due to decreased management expenses resulting from the elimination of a regional management group and tighter expense control in salaries and wages.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures for scientific research and development in the second quarter of 2001 as compared to the second quarter of 2000 increased to $510,883. Expenditures for new market development in the second quarter of 2001 as compared to the second quarter of 2000 decreased to $58,716. The continuation of new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $4.0 million in the second quarter of 2001 from $3.9 million in the second quarter of 2000, primarily as a result of an increase in outstanding indebtedness related to the 2000 Acquisitions.

Income Taxes. Income tax expense was $1.0 million in the second quarter of 2001, representing an increase of $0.9 million as compared to income tax expense of $0.1 million in the second quarter of 2000. This increase in income tax expense is a result of higher taxable income as compared to the prior year.

Net Income. As a result of the factors discussed above, net income was $0.7 million in the second quarter of 2001 compared to a net loss of $0.8 million in the second quarter of 2000.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

Revenues. Revenues were $101.8 million in the first six months of 2001, representing an increase of $ 22.6 million or 28.5%, as compared to revenues of $79.2 million in the first six months of 2000. Product revenues increased to $85.2 million in the first six months of 2001 from $63.5 million in the first six months of 2000, representing an increase of $21.7 million or 34.2 %. Service revenues increased to $16.6 million in the first six months of 2001 from $15.7 million in the first six months of 2000, representing a increase of $0.9 million or 5.8%. The increase in product revenues in the first six months of 2001 is due primarily to the addition of product revenue related to the 2000 Acquisitions and increasing revenue in fly ash operations. The increase in service revenues reflects an increase in disposal revenues.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $65.4 million in the first six months of 2001, representing an increase of $18.8 million or 40.2%, as compared to cost of product revenues, excluding depreciation, of $46.6 million in the first six months of 2000. This increase is due primarily to two factors: 1) the inclusion of cost of product revenues of 2000 Acquisitions since their respective dates of acquisition; and 2) the increased cost of material in the CCP division. As a percentage of product revenues, cost of product revenues, excluding depreciation, increased to 76.7% in the first six months of 2001 from 73.4% in the first six months of 2000. This increase was primarily due to lower margins on product revenues derived from the 2000 Acquisitions and lower margins in the CCP division due to the increase in the cost of materials.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation, remained relatively constant at $11.0 million in the first six months of 2001 as compared to cost of service revenues, excluding depreciation, of $11.1 million in the first six months of 2000. As a percentage of service revenues, cost of service revenues, excluding depreciation, decreased to 66.2% in the first six months of 2001 as compared to 70.7% in the first six months of 2000. This decrease was due to continued process efficiencies in disposal techniques.

Depreciation and Amortization. Depreciation and amortization was $8.0 million in the first six months of 2001, representing an increase of $1.2 million or 16.8%, as compared to depreciation and amortization of $6.9 million in the first six months of 2000. This increase resulted primarily from increased depreciation of fixed assets and amortization of goodwill and other intangible assets recorded as a result of the 2000 Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $11.9 million in the first six months of 2001, representing an increase of $0.4 million or 3.0%, as compared to SG&A expenses of $11.5 million in the first six months of 2000. This increase in SG&A expenses reflects incremental SG&A costs resulting from the operation of the 2000 Acquisitions as well as an increase in sales and marketing efforts.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures of $1,027,518 were made for scientific research and development during the first six months of 2001 as compared to $867,612 during the first half of 2000. Expenditures of $137,300 were made for market development during the first six months of 2001, as compared to $209,510 during the first six months of 2000. The increase in new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $8.4 million in the first six months of 2001 from $7.4 million in the first six months of 2000, primarily as a result of an increase in outstanding indebtedness due to the 2000 acquisitions

Income Taxes. Income tax benefit was $0.8 million for the first six months of 2001, as compared to the income tax benefit of $1.2 million in the first six months of 2000. This change reflects an increase in taxable income in the first half of 2001. Taxable income is calculated considering non-deductible amortization expense related to most of the Company's acquisitions.

Net Income. As a result of the factors discussed above, the net loss was $3.0 million in the first six months of 2001 as compared to a net loss of $4.0 million in the first six months of 2000.

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

At June 30, 2001, the Company had $7.5 million in cash and cash equivalents and $64.9 million of the Secured Credit Facility was outstanding, with no amount available for additional borrowing under the facility. The Company had working capital of approximately $23.1 million, a decrease of $1.0 million from December 31, 2000, due to an increase in trade accounts payable and other current liabilities, offset in part by increases in inventory and trade accounts receivable.

The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During the six months ended June 30, 2001, capital expenditures amounted to approximately $5.1 million. The Company expects that capital expenditures made in the ordinary course of business will be funded by cash flow from operations.

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

Other Events

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


Date:  August 3, 2001                     ISG RESOURCES, INC.


                                          /s/ J.I. Everest
                                          -------------------------------------
                                          J. I. Everest, II
                                          Chief Financial Officer and Treasurer

(As both a duly authorized officer of the Company and as principal financial officer of the Company)