Form 10-Q
period 2001-09-30
ISG RESOURCES INC
filed 2001-11-06
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[  X ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2001
                                -------------------------

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

                                 (801) 236-9700
                            -------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) [ X ] Yes [ ] No, and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No.


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2001 :



     Classes of Common Stock                  Number of shares outstanding
 --------------------------------------   -----------------------------------
      Common Stock, no par value                               100

                               ISG Resources, Inc.

                                  ------------

                               INDEX TO FORM 10-Q


                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements                                                                  Page
         --------------------                                                                  ----

         Condensed Consolidated Balance Sheets --
         September 30, 2001 and December 31, 2000                                                1

         Unaudited Condensed Consolidated Statements of Operations --
         Three months ended September 30, 2001 and 2000                                          2

         Unaudited Condensed Consolidated Statements of Operations --
         Nine months ended September 30, 2001 and 2000                                           3

         Unaudited Condensed Consolidated Statements of Comprehensive Income  --
         Three months ended September 30, 2001 and 2000                                          4

         Unaudited Condensed Consolidated Statements of Comprehensive Income  --
         Nine months ended September 30, 2001 and 2000                                           5

         Unaudited Condensed Consolidated Statements of Cash Flows --
         Nine months ended September 30, 2001 and 2000                                           6

         Notes to Unaudited Condensed Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                          13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
          There have been no significant changes since the annual report on Form
          10-K filed for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                       19


                      ISG Resources, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                   -------------------------------------------------
                                                                         September 30,           December 31,
                                                                        2001 (Unaudited)             2000
                                                                   -------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                            $   13,799,261               $ 6,986,725
   Accounts receivable:
    Trade, net of allowance for doubtful accounts of
    $686,000 and $501,000, respectively                                     34,591,094                24,321,302
      Retainage                                                                257,048                   146,000
      Other                                                                    534,439                   686,684
   Income tax receivable                                                             -                 2,196,988
   Deferred tax asset                                                          655,469                   851,325
   Inventories                                                               7,436,072                 6,663,633
   Other current assets                                                      1,248,650                 1,057,890
                                                                   -------------------------------------------------
Total current assets                                                        58,522,033                42,910,547

Property, plant and equipment, net of accumulated depreciation of
   $16,958,548 and $12,777,609,
   respectively                                                             40,005,609                37,760,556
Intangible assets, net                                                     159,575,897               167,076,486
Debt issuance costs, net                                                     3,916,096                 4,524,473
Other assets                                                                   102,081                    62,313
                                                                   -------------------------------------------------
Total assets                                                             $ 262,121,716             $ 252,334,375
                                                                   =================================================

Liabilities and shareholder's equity Current liabilities:
   Accounts payable                                                       $ 18,230,066              $ 10,704,637
   Accrued liabilities:
      Payroll                                                                2,784,962                 2,406,172
      Interest                                                               4,840,044                 2,849,902
      Other                                                                  2,119,032                 1,826,232
   Other current liabilities                                                 1,386,603                   996,153
    Income taxes payable                                                     2,080,889                         -
                                                                     -----------------------------------------------
Total current liabilities                                                   31,441,596                18,783,096

Long-term debt                                                             164,643,900               165,000,000
Deferred tax liability                                                      36,055,651                37,702,524
Payable to Industrial Services Group                                         2,244,022                 2,244,022
Other liabilities                                                            1,955,716                 1,482,848

Shareholder's equity:
   Common stock, no par value; 100 shares
       authorized, issued and outstanding                                   34,745,050                34,745,050
   Cumulative foreign currency translation adjustment                          (64,894)                  (29,904)
   Retained deficit                                                         (8,899,325)               (7,593,261)
                                                                     -----------------------------------------------
Total shareholder's equity                                                  25,780,831                27,121,885
                                                                     -----------------------------------------------
Total liabilities and shareholder's equity                               $ 262,121,716             $ 252,334,375
                                                                     ===============================================

See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations

                                                             -------------------------------------------
                                                                       Three Months Ended
                                                                         September 30,
                                                             -------------------------------------------
                                                                     2001               2000
                                                             -------------------------------------------
Revenues:
   Product revenues                                             $    55,199,671      $    47,201,000
   Service revenues                                                   8,007,604            9,381,100
                                                             -------------------------------------------
                                                                     63,207,275           56,582,100

Costs and expenses:
   Cost of product revenues, excluding depreciation                  39,317,647           35,143,989
   Cost of service revenues, excluding depreciation                   5,937,774            6,325,765
   Depreciation and amortization                                      3,872,179            4,156,198
   New product development                                              490,027              551,187
   Selling, general and administrative expenses                       6,180,677            5,648,770
                                                             -------------------------------------------
                                                                     55,798,304           51,825,909
                                                             -------------------------------------------
Operating income                                                      7,408,971            4,756,191

Interest income                                                         110,913               13,174
Interest expense                                                     (4,398,510)          (4,086,488)
Other income                                                            139,525              229,038
                                                             -------------------------------------------
Income before income taxes                                            3,260,899              911,915
Income tax expense                                                   (1,559,619)            (619,594)
                                                             -------------------------------------------
Net income                                                      $     1,701,280        $     292,321
                                                             ===========================================

See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations

                                                             -------------------------------------------
                                                                       Nine Months Ended
                                                                         September 30,
                                                             -------------------------------------------
                                                                     2001               2000
                                                             -------------------------------------------
Revenues:
   Product revenues                                             $   140,385,497      $   110,698,790
   Service revenues                                                  24,624,222           25,094,077
                                                             -------------------------------------------
                                                                    165,009,719          135,792,867

Costs and expenses:
   Cost of product revenues, excluding depreciation                 104,689,107           81,759,997
   Cost of service revenues, excluding depreciation                  16,944,653           17,428,495
   Depreciation and amortization                                     11,890,448           11,022,296
   New product development                                            1,654,845            1,628,308
   Selling, general and administrative expenses                      18,062,618           17,185,498
                                                             -------------------------------------------
                                                                    153,241,671          129,024,594
                                                             -------------------------------------------
Operating income                                                     11,768,048            6,768,273

Interest income                                                         353,103               34,748
Interest expense                                                    (12,772,801)         (11,487,575)
Other income                                                            149,419              434,640
                                                             -------------------------------------------
Loss before income taxes                                               (502,231)          (4,249,914)
Income tax benefit (expense)                                           (803,833)             554,522
                                                             -------------------------------------------
Net loss                                                        $    (1,306,064)      $   (3,695,392)
                                                             ===========================================


See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
            Unaudited Consolidated Statements of Comprehensive Income


                                           -------------------------------------
                                               Three months ended September 30
                                                  2001                2000
                                           -------------------------------------

Net income                                       $1,701,280           $292,321
Other comprehensive income net of tax:
   Foreign currency translation adjustment          (60,351)             3,477
                                           -------------------------------------
Comprehensive income                             $1,640,929           $295,798
                                           =====================================

See accompanying notes

                      ISG Resources, Inc. and Subsidiaries
            Unaudited Consolidated Statements of Comprehensive Income


                                            ------------------------------------
                                               Nine months ended September 30
                                                 2001                2000
                                            ------------------------------------

Net loss                                       $(1,306,064)         $(3,695,392)
Other comprehensive loss net of tax:
   Foreign currency translation adjustment         (34,990)              (2,135)
                                            ------------------------------------
Comprehensive loss                             $(1,341,054)         $(3,697,527)
                                            ====================================

See accompanying notes


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                         ------------------------------------
                                                                                  Nine Months Ended
                                                                                   September 30,
                                                                         ------------------------------------
                                                                               2001             2000
                                                                         ------------------------------------

Operating activities
Net loss                                                                  $  (1,306,064)    $ (3,695,392)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                           11,890,448       11,022,296
     Amortization of debt issuance costs                                        708,830          594,696
     Loss on disposal of fixed assets                                            36,707           58,134
     Impairment of equipment and leasehold improvements                         291,778                -
     Deferred income taxes                                                   (1,451,017)      (1,625,295)
     Changes in operating assets and liabilities:
         Receivables                                                        (10,228,595)      (9,047,214)
         Inventory                                                             (772,439)        (925,203)
         Other current and non-current assets                                  (230,528)        (466,261)
         Accounts payable and accrued expenses                                9,787,161        7,481,535
         Other current and non-current liabilities                            4,441,195       (2,065,398)
                                                                         ------------------------------------
Net cash provided by (used in) operating activities                          13,167,476       (1,331,898)

Investing activities
Purchases of property, plant and equipment                                   (5,985,012)      (5,492,898)
Proceeds on sale of property, plant and equipment                               121,615          517,970
Acquisitions of businesses, net of cash acquired                                      -      (26,050,281)
Purchase of intangible assets                                                         -       (1,119,441)
                                                                         ------------------------------------
Net cash used in investing activities                                        (5,863,397)     (32,144,650)

Financing activities
Cash contribution from Parent                                                         -        9,745,000
Proceeds from long-term debt                                                          -      147,000,000
Payments on notes payable and long-term debt                                   (356,100)    (125,500,000)
Debt issuance costs incurred                                                   (100,453)        (430,113)
                                                                         ------------------------------------
Net cash (used in) provided by financing activities                            (456,553)      30,814,887

Effect of exchange rate changes on cash and
    cash equivalents                                                            (34,990)          (2,135)
                                                                         ------------------------------------
Net increase in cash and cash equivalents                                     6,812,536                -
Cash and cash equivalents at beginning of period                              6,986,725                -
                                                                         ------------------------------------
Cash and cash equivalents at end of period                                $  13,799,261     $          -
                                                                         ====================================

Cash paid for interest                                                    $  10,021,457     $  8,349,101
Cash paid (received) for income taxes                                     $  (2,058,526)    $  1,209,892

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

In 2000, ISG Canada Limited ("ISG Canada") was formed and became a wholly owned foreign subsidiary of the Company, with fly ash operations beginning in the second half of 2000.

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

The consolidated balance sheet at December 31, 2000 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles. Certain amounts have been reclassified to conform to the September 30, 2001 presentation.

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

3.       New Product Development Costs

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $427,111 and $433,437 for the three months ended September 30, 2001 and September 30, 2000, respectively, and expenditures of $1,454,630 and $1,301,050 for the nine months ended September 30, 2001 and September 30, 2000, respectively, were made for research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes.

Expenditures of $62,916 and $117,750 for the three months ended September 30, 2001 and September 30, 2000, respectively, and expenditures of $200,215 and $327,258 for the nine months ended September 30, 2001 and September 30, 2000, respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs as they are incurred.

4.       Inventories

The Company accounts for inventory balances using the lower of cost or market method on a first-in, first-out basis. Inventories consist of:


                                  -------------------- ---------------------
                                   September 30,           December 31,
                                        2001                   2000
                                  -------------------- ---------------------
                  Raw Materials      $     967,608           $ 1,062,436
                  Finished Goods         6,468,464             5,601,197
                                  -------------------- ---------------------
                                       $ 7,436,072           $ 6,663,633
                                  ==================== =====================



5.   Intangible Assets

Intangible assets consist of the following:

                                       -------------------- --------------------
                                        September 30,           December 31,
                                             2001                   2000
                                       -------------------- --------------------
          Goodwill                        $ 83,610,925           $ 83,610,925
          Contracts                        100,227,490            100,227,490
          Patents and licenses               3,446,584              3,787,431
          Assembled work force               2,815,233              2,815,233
                                       -------------------- --------------------
                                           190,100,232            190,441,079
          Less accumulated amortization    (30,524,335)           (23,364,593)
                                       -------------------- --------------------
                                         $ 159,575,897          $ 167,076,486
                                       ==================== ====================

Amortization is provided over the estimated period of benefit, using the straight-line method, ranging from 8 to 25 years.


6.     Long-term Debt

Long-term debt consists of the following:

                                             ----------------- -----------------
                                              September 30,       December 31,
                                                   2001               2000
                                             ----------------- -----------------
      10% Senior Subordinated Notes due 2008     $100,000,000    $   100,000,000
      Secured Credit Facility                      64,643,900         65,000,000
                                             ----------------- -----------------
                                                 $164,643,900    $   165,000,000
                                             ================= =================

At September 30, 2001, $64.6 million of the Secured Credit Facility was outstanding, with no amount, as a result of financing covenants, available for additional borrowing under the facility.

7.     Other Obligations

In connection with the purchase of land for total consideration of $1.5 million during the second quarter of 2001, the Company incurred a purchase money obligation of $1.1 million. The obligation is to be repaid in payments due October 31, 2001 of $300,000, due April 30, 2002 of $400,000 and due October 31,
2002 of $400,000. The obligation accrues interest at 8% annually. The current portion of $700,000 is classified in other current liabilities and the long term portion of $400,000 is classified in other liabilities on the combined balance sheet at September 30, 2001. The $1.1 million is treated as a non-cash item on the statement of cash flows.

During the second quarter of 2001, an agreement was reached to terminate a license contract. The termination agreement relieves the Company of future obligations under the license agreement of $300,000 in 2002, $400,000 in 2003 and $500,000 in 2004 and each succeeding year until 2012.

8.    Recent Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 effective January 1, 2002.

Management is currently evaluating the Company's intangible assets in relation to the provisions of SFAS No. 142 to determine the impact that adoption of SFAS No. 142 will have on the Company's results of operations or financial position. Management anticipates that all amortization of goodwill, all amortization of assembled workforce, and a portion of amortization of intangible assets will no longer be recorded in the financial statements. The effect of impairment of assets, if any, has not yet been evaluated.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires alternative accounting treatment of assets which are in the process of retirement. The Company is required to adopt SFAS No. 143 effective January 1, 2002. Management anticipates that there will not be a significant effect on results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the consolidation for a subsidiary for which control is likely to be temporary. We are required to adopt SFAS No. 144 effective January 1, 2002. The Company is evaluating the impact of this Statement on its financial statements.

9.    Other Events

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

In addition to the option agreement, the Company continued to lease the building and equipment under a month-to-month lease and made expenditures of approximately $1.1 million in leasehold improvements and equipment purchases. The Company is currently in the process of negotiating the sale of its $1.1 million investment in leasehold improvements and equipment to a third party. Based on these negotiations, the Company believes the assets are impaired and,as such, recorded an impairment loss of approximately $292,000 on the assets during the third quarter of 2001. After this impairment loss, the Company believes that the sale of the leasehold improvements and equipment will not result in a significant gain or loss; however, there is a risk that management will be unable to sell the assets for an amount greater than or equal to the remaining net book value of the assets.

10.     Reportable Segments

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

Information about reportable segments, and reconciliation of such information to the consolidated totals as of and for the three months and nine months ended September 30, 2001 and September 30, 2000, is as follows:


                                                         Building                          Consolidated
                                         CCP             Materials          Other              Total
                                   ---------------- ---------------- ----------------- -------------------
Three months ended 9/30/01:
Revenue                               $ 50,941,736      $12,182,522          $ 83,017        $ 63,207,275
EBITDA                                  12,624,905        1,324,012        (2,417,329)         11,531,588
Total Assets                            61,358,601       49,362,512       151,400,603         262,121,716
Expenditures for PP&E                      911,012            4,026             1,324             916,362

Three months ended 9/30/00:
Revenue                               $ 42,376,943      $14,071,204         $ 133,953         $56,582,100
EBITDA                                   9,822,088        2,022,906        (2,690,393)          9,154,601
Total Assets                            57,142,521       48,140,650       149,350,186         254,633,357
Expenditures for PP&E                      387,539          439,916           122,483             949,938

Nine months ended 9/30/01:
Revenue                               $127,743,778      $37,060,321         $ 205,620        $165,009,719
EBITDA                                  27,878,190        3,729,602        (7,446,774)         24,161,018
Total Assets                            61,358,601       49,362,512       151,400,603         262,121,716
Expenditures for PP&E                    4,370,812        1,425,870           188,331           5,985,012

Nine months ended 9/30/00:
Revenue                               $103,429,165      $32,034,375         $ 329,327        $135,792,867
EBITDA                                  22,600,842        4,317,149        (8,658,034)         18,259,957
Total Assets                            57,142,521       48,140,650       149,350,186         254,633,357
Expenditures for PP&E                    3,781,141        1,322,738           389,019           5,492,898


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

In 2000, ISG Canada Limited ("ISG Canada") was formed and became a wholly owned foreign subsidiary of the Company, with fly ash operations beginning in the second half of 2000.

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

Results of Operations

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

Revenues. Revenues were $63.2 million in the third quarter of 2001, representing an increase of $6.6 million or 11.7%, as compared to revenues of $56.6 million in the third quarter of 2000. Product revenues increased to $55.2 million in the third quarter of 2001 from $47.2 million in the third quarter of 2000, representing an increase of $8.0 million or 16.9%. Service revenues decreased to $ 8.0 million in the third quarter of 2001 from $9.4 million in the third quarter of 2000, representing a decrease of $1.4 million or 14.6%. The increase in product revenues in the third quarter of 2001 is both due to the 2000 Acquisitions of building materials entities and to an increase in fly ash revenues. Fly ash revenues increased as more capacity and marketing of fly ash has increased the customer base. The decrease in service revenues is due primarily to a decrease in disposal revenue during the third quarter of 2001 as compared to the third quarter of 2000.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $39.3 million in the third quarter of 2001, representing an increase of $4.2 million or 11.9%, as compared to cost of product revenues, excluding depreciation, of $35.1 million in the third quarter of 2000. This increase is due primarily to the increasing price of materials procured for sale and increases from the 2000 Acquisitions. Cost of product revenues, excluding depreciation, expressed as a percentage of product revenues, decreased to 71.2% in the third quarter of 2001 from 74.5% in the third quarter of 2000. This increase in product margins is due a lower cost of materials for fly ash and better cost controls on operating expenses.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation was $5.9 million in the third quarter of 2001, representing a decrease of $0.4 million or 6.1%, as compared to cost of service revenues, excluding depreciation, of $6.3 million in the third quarter of 2000. This decrease reflects the fact that service revenues decreased in the third quarter of 2001 as compared to the third quarter of 2000 and the cost of providing those services also decreased. As a percentage of service revenues, cost of service revenues, excluding depreciation, increased to 74.2% in the third quarter of 2001 from 67.4% in the third quarter of 2000. This increase resulted from lower service revenues, as discussed above, with only slightly lower total costs.

Depreciation and Amortization. Depreciation and amortization was $3.9 million in the third quarter of 2001, representing a decrease of $0.3 million or 6.8%, as compared to depreciation and amortization of $4.2 million in the third quarter of 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $6.2 million in the third quarter of 2001, representing an increase of $0.5 million or 9.4%, as compared to SG&A expenses of $5.6 million in the third quarter of 2000. This increase in SG&A is primarily due to an increase in sales and marketing efforts.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures for scientific research and development in the third quarter of 2001 as compared to the third quarter of 2000 decreased to $0.4 million from $0.4 million. Expenditures of $0.1 million were made for market development during the third quarter of 2001 as compared to expenditures of $0.1 million for market development during the third quarter of 2000. The continuation of new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $4.4 million in the third quarter of 2001 from $4.1 million in the third quarter of 2000. This increase was the result of an increase in indebtedness from the third quarter of 2000.

Income Taxes. Income tax expense was $1.6 million in the third quarter of 2001, representing an increase of $0.9 million as compared to income tax expense of $0.6 million in the third quarter of 2000. This increase in income tax expense is a result of higher taxable income as compared to the prior year.

Net Income. As a result of the factors discussed above, net income was $1.7 million in the third quarter of 2001 compared to a net income of $0.3 million in the third quarter of 2000.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

Revenues. Revenues were $165.0 million in the nine months of 2001, representing an increase of $ 29.2 million or 21.5%, as compared to revenues of $135.8 million in the nine months of 2000. Product revenues increased to $140.4 million in the nine months of 2001 from $110.7 million in the nine months of 2000, representing an increase of $29.7 million or 26.8 %. Service revenues decreased to $24.6 million in the nine months of 2001 from $25.1 million in the nine months of 2000, representing a decrease of $0.5 million or 1.9%. The increase in product revenues in the nine months of 2001 is due primarily to the addition of product revenue related to the 2000 Acquisitions and increasing revenue in fly ash operations. The decrease in service revenues reflects a decrease in revenue generated from construction projects and a decrease of disposal revenue.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $104.7 million in the nine months of 2001, representing an increase of $22.9 million or 28.0%, as compared to cost of product revenues, excluding depreciation, of $81.8 million in the nine months of 2000. As a percentage of product revenues, cost of product revenues, excluding depreciation, increased to 74.6% in the nine months of 2001 from 73.9% in the nine months of 2000. This increase is due primarily to two factors: 1) the inclusion of cost of product revenues of 2000 Acquisitions since their respective dates of acquisition; and 2) the slightly decreased cost of material in the CCP division.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation was $16.9 million in the nine months of 2001 as compared to cost of service revenues, excluding depreciation, of $17.4 million in the nine months of 2000. As a percentage of service revenues, cost of service revenues, excluding depreciation, decreased to 68.8% in the nine months of 2001 as compared to 69.5% in the nine months of 2000. This decrease was due to continued process efficiencies in disposal techniques.

Depreciation and Amortization. Depreciation and amortization was $11.9 million in the nine months of 2001, representing an increase of $0.9 million or 7.9%, as compared to depreciation and amortization of $11.0 million in the nine months of 2000. This increase resulted primarily from increased depreciation of fixed assets and amortization of goodwill and other intangible assets recorded as a result of the 2000 Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $18.0 million in the nine months of 2001, representing an increase of $0.9 million or 5.1%, as compared to SG&A expenses of $17.2 million in the nine months of 2000. This increase in SG&A expenses reflects incremental SG&A costs resulting from the operation of the 2000 Acquisitions as well as an increase in sales and marketing efforts.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures of $1.4 million were made for scientific research and development during the nine months of 2001 as compared to $1.3 million during the nine months of 2000. Expenditures of $0.2 million were made for market development during the nine months of 2001, as compared to $0.3 million during the nine months of 2000. The investment in new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense increased to $12.8 million in the nine months of 2001 from $11.5 million in the nine months of 2000, primarily as a result of an increase in outstanding indebtedness due to the 2000 acquisitions

Income Taxes. Income tax expense was $0.8 million for the nine months of 2001, as compared to the income tax benefit of $0.6 million in the nine months of 2000. This change reflects an increase in taxable income in the nine months of 2001. Taxable income is calculated considering non-deductible amortization expense related to most of the Company's acquisitions.

Net Income. As a result of the factors discussed above, the net loss was $1.3 million in the nine months of 2001 as compared to a net loss of $3.7 million in the nine months of 2000.

Liquidity and Capital Resources

The Company financed the 1998 and 1999 Acquisitions through the issuance of $100.0 million, 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility (as subsequently amended and restated). The Company financed the acquisition of Palestine by obtaining a $15.0 million increase in the Secured Credit Facility on May 26, 2000 (discussed below) and receiving an equity contribution of approximately $9.7 million from ISG on April 19, 2000. Operating and capital expenditures have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

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

On March 30, 2001, the amended and restated secured credit agreement dated May 26, 2000 and subsequently amended on August 8, 2000, was amended in order to modify certain debt covenants contained in the agreement. The amended and restated secured credit facility continues to require the Company to not exceed a maximum leverage ratio, to not drop below a minimum interest coverage ratio, to not drop below a minimum consolidated EBITDA level, and to comply with certain other financial and non-financial covenants. The Company is in compliance with all such covenants.

At September 30, 2001, the Company had $13.8 million in cash and cash equivalents and $64.6 million of the Secured Credit Facility was outstanding, with no amount available for additional borrowing under the facility. The Company had working capital of approximately $27.1 million, an increase of $3.0 million from December 31, 2000, due to an increase in cash and cash equivalents, trade accounts receivable, and inventory.

The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During the nine months ended September 30, 2001, capital expenditures amounted to approximately $6.0 million. The Company expects that capital expenditures made in the ordinary course of business will be funded by cash flow from operations.

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

In addition to the option agreement, the Company continued to lease the building and equipment under a month-to-month lease and made expenditures of approximately $1.1 million in leasehold improvements and equipment purchases. The Company is currently in the process of negotiating the sale of its $1.1 million investment in leasehold improvements and equipment to a third party. Based on these negotiations, the Company believes the assets are impaired and,as such, recorded an impairment loss of approximately $292,000 on the assets during the third quarter of 2001. After this impairment loss, the Company believes that the sale of the leasehold improvements and equipment will not result in a significant gain or loss; however, there is a risk that management will be unable to sell the assets for an amount greater than or equal to the remaining net book value of the assets.

Recent Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 effective January 1, 2002.

Management is currently evaluating the Company's intangible assets in relation to the provisions of SFAS No. 142 to determine the impact that adoption of SFAS No. 142 will have on the Company's results of operations or financial position. Management anticipates that all amortization of goodwill, all amortization of assembled workforce, and a portion of amortization of intangible assets will no longer be recorded in the financial statements. The effect of impairment of assets, if any, has not yet been evaluated.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires alternative accounting treatment of assets which are in the process of retirement. The Company is required to adopt SFAS No. 143 effective January 1, 2002. Management anticipates that there will not be a significant effect on results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the consolidation for a subsidiary for which control is likely to be temporary. We are required to adopt SFAS No. 144 effective January 1, 2002. The Company is evaluating the impact of this Statement on its financial statements.



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


Date:  November 6, 2001                 ISG RESOURCES, INC.


                                        /s/ J. I. Everest, II
                                        -------------------------------------
                                        J. I. Everest, II
                                        Chief Financial Officer and Treasurer

(As both a duly authorized officer of the Company and as principal financial officer of the Company)