Form 10-K
period 2001-12-31
ISG RESOURCES INC
filed 2002-03-21
CIK 1063018

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the Fiscal Year Ended       December 31, 2001
                          ---------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No fee required]

For the transition period from        N/A       to    N/A
                               ----------------    -----------

Commission File Number

                               ISG RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)

                 Utah                               87-0619697
     ------------------------------       -------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

    136 East South Temple,  Suite 1300,  Salt Lake City, Utah          84111
-------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:      (801) 236-9700
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class      Name of each exchange on which registered
          -------------------      -----------------------------------------
                 None                              None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _ _ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 18, 2002 was approximately $0.

         The number of shares of Common Stock outstanding on March 18, 2002 was 100 shares.

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

The Company financed the acquisitions through the private placement of $100,000,000 of 10% Senior Subordinated Notes due 2008. In connection with the private placement of the Senior Subordinated Notes, the Company entered into the Registration Rights Agreement pursuant to which the Company was required to file an exchange offer registration statement with the Securities and Exchange Commission that was declared effective by the Securities and Exchange Commission on September 4, 1998.

In 1999, the Company acquired the stock of Best Masonry & Tool Supply ("Best"), Mineral Specialties, Inc. ("Specialties"), Irvine Fly Ash, Inc. ("Irvine"), Lewis W. Osborne, Inc. ("Osborne"), United Terrazzo Supply Co., Inc. ("Terrazzo"), and Magna Wall, Inc. ("Magna Wall") and sold all of the outstanding stock of Pneumatic.

In 2000,  ISG  Canada  Limited,  Inc.  ("ISG  Canada")  was  formed and became a wholly-owned foreign subsidiary of the Company, with fly ash operations beginning in the second half of 2000. The Company acquired all of the partnership interest of Don's Building Supply L.L.P. ("Don's"), acquired the stock of Palestine Concrete Tile Company, Inc. ("Palestine"), and acquired certain fixed and intangible assets from Hanson Aggregates West, Inc. ("Hanson").

Each of the above acquisitions was accounted for under the purchase method of accounting and, accordingly the results of operations of each acquired company have been included in the consolidated financial statements since the respective date of acquisition.

The purchase prices of the above acquisitions were allocated based on estimated fair values of assets and liabilities at the respective dates of acquisition.
Goodwill resulting from the difference between the purchase prices plus acquisition costs and the fair value of the net assets of the companies acquired in 1999 totaled approximately $20,073,000. Goodwill resulting from the difference between the purchase prices plus acquisition costs and the fair value of the net assets of the companies acquired in 2000 totaled approximately $19,297,000. All recorded goodwill is being amortized on a straight-line basis over 20 to 25 years. The Company's core business is based on long-term materials management contracts with power producing utilities and industrial clients. Typical contract terms for coal combustion products (CCP) management contracts are from five to fifteen years, with most contracts being renewed upon expiration. The Company's business strategy has been to pursue key acquisitions with the primary intent of acquiring specific materials management contracts controlled by the entity acquired as well as complement the Company's planned geographic expansion. Therefore, the contracts recorded as intangible assets are essential to the continuing success of the Company. The Company devotes significant resources to maintaining and expanding these long-term contractual relationships. In addition, the Company is focused on serving its client base by enhancing the Company's existing product offerings with the benefits of its research and development programs, by cross-marketing patented products in new geographical markets, and by continuing to develop new applications for CCPs and related industrial materials.

Description of Business

The Company operates two principal business segments: CCP management and manufacturing products distribution. See Footnote 8 in the consolidated financial statements and notes thereto included elsewhere herein for segment reporting information.

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

The manufacturing products division manufactures and distributes building materials to residential and commercial contractors, primarily in Texas, California, Georgia, Florida and Louisiana. While the 1998 acquisition strategy focused on geographical diversification of the CCP division, the 1999 and 2000 acquisition strategy focused on vertical integration into selected building products manufacturers (especially in key geographical areas) that utilize significant amounts of CCPs as raw materials in their products. This strategy has secured an outlet for a portion of previously unutilized CCPs while promoting the increased use of CCPs as components of building products in the future. Unlike most of its competitors, the Company has dedicated significant resources to the acquisition and development of new technologies for the use of CCPs in building products applications.

Principal Products and their Markets by Division

CCP Division

The Company uses CCPs and other industrial materials to make products that primarily replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate or limestone. The Company's focus on CCPs and related industrial materials development created a variety of applications, such as fillers in asphalt shingles and related products, that extend beyond the traditional uses of CCPs and related industrial materials. For purposes of this report, the Company's CCP-related products are broken down into traditional products and value-added products. Traditional products are those products that the Company and its competitors within the industry historically produce with the CCPs. Value-added products are products that have been developed to utilize CCPs and related materials, which in the past were deemed waste products and usually sent to landfills.

The primary CCPs managed by the Company are fly ash and bottom ash. Fly ash is the fine residue and bottom ash is the fraction composed of the heavier particles that result from the combustion of coal. Utilities firing boilers with coal first pulverize the coal and then blow the pulverized coal into a burning chamber where it immediately ignites to heat the boiler tubes. The heavier bottom ash falls to the bottom of the burning chamber while the lighter fly ash remains suspended in the exhaust gases. Before leaving the exhaust stack, the fly ash particles are generally removed by an electrostatic precipitator, bag house or other collection method. The bottom ash is hydraulically conveyed to a collection area, while the fly ash is pneumatically conveyed to a storage silo.

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

According to the American Coal Ash Association (the "ACAA"), of the approximately 108 million tons of CCPs that were generated in the United States during 2000, fly ash accounted for approximately 58%, bottom ash accounted for approximately 16% and flue gas desulphurization waste ("scrubber sludge") and boiler slag accounted for approximately 26%.

Traditional Products and Applications Traditional CCP products are industrial materials that generally require minimal processing or additives to fulfill their intended applications. The Company typically provides these products to its customers directly from its clients' sites or from terminals owned or leased by the Company. The Company has been successful in selling significant portions of the CCPs and other industrial materials it manages to traditional markets (e.g., the use of fly ash as pozzolan in portland cement concrete and the use of bottom ash as a lightweight aggregate).

The following is a brief description of the CCP division's traditional products:

Fly ash is used as (i) a pozzolan to partially replace portland cement in ready-mix concrete and concrete products (e.g., concrete pipe); (ii) an additive to portland cement to produce I-P cement and blended cements; (iii) an additive in downhole cementing of oil wells; (iv) a primary constituent in flowable grout used to fill voids in trenches, under concrete slabs and underground tanks, and pipe voids; and (v) raw feed stock in the manufacture of portland cement clinker.

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

Value-added Products and Applications To diversify its product offerings and ensure that it productively uses the CCPs, the Company also develops and markets value-added products made from CCPs and related industrial materials, and it continues to expand the breadth of markets for these products. Through its research and development program and certain licenses, the Company has broadened the end use market for CCPs and related industrial materials by introducing several proprietary products made from previously non-marketable materials. The Company sells and distributes its products to cement plants, ready-mix concrete plants, road contractors, roofing shingle producers, soil stabilization firms, utility companies and waste management firms. Several of its proprietary products have been utilized by government agencies such as the Department of Transportation, the Federal Aviation Administration, the Army Corps of Engineers and the U.S. Bureau of Mines.

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

C-Stone(R) is a crushed manufactured aggregate produced from Class C fly ash. Possessing cementitious properties, C-Stone is an economical base material used in a variety of paving operations, including feedlots, storage pads, and machine shed floors.

In addition to these value added products, the Company uses its traditional products for non-traditional applications. Non-traditional applications of fly ash include: (i) use as mineral filler to replace fine aggregate in bituminous coatings for roads (asphalt surface); (ii) for stabilization of soils with high plasticity or low load bearing abilities; (iii) to produce a filler grade material for a variety of products; and (iv) as a binder with calcium sulfate to replace limestone road base materials.

Manufacturing Products Division

The manufacturing products division operates principally in Texas, California, Georgia and Florida. Its products include standard masonry and stucco construction materials and supplies, as well as packaged products, many of which incorporate technologies acquired or developed by the Company. Selected packaged products sold today based on the Company's owned and leased technologies include:

MagnaWall(R) One Coat Stucco
MagnaWall(R) Three Coat Stucco
Best One Coat Stucco
Best  Masonry(TM)  Cement Type N
Best Scratch and Brown Stucco Cement
Best White Masonry Cement Type N
Best  Masonry(TM)  Cement Type S
Best Mortar Cement Type N
Best Finish Stucco
Hill Country Mortar(TM) Type N

MagnaWall stucco brands feature national building code approvals and sales are increasing nationwide through distributorships and private label manufacturing arrangements.

New Product Development

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $2,092,124, $1,837,076 and $1,796,032 for the years ended December 31, 2001, 2000, and 1999, respectively, were made for research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. Expenditures of $215,886, $494,434, and $370,186 for the years ended December 31, 2001, 2000, and 1999 respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product and market development costs when they are incurred.

In an effort to maximize the percentage of products marketed to end users and minimize the amount of materials landfilled, the Company's focused research and development efforts have created or caused the Company to acquire the rights to various new technologies. Two of the most promising of these new technologies are as follows:

Swiftcrete(TM) is a Company-developed technology to produce a rapid setting, high strength concrete and asphalt repair material and cement. The Company is currently developing applications for the technology in military, homeowner, and large scale paving and paving repair markets.

Flexcrete(TM) is a Company-developed fiber reinforced, non-autoclaved aerated concrete that utilizes large volumes of CCPs and requires low energy and capital cost to produce. This technology produces an aerated concrete panel or block with excellent flexural strength, thermal and acoustic insulation properties and flame resistance. It is ideal for a variety of residential and commercial construction applications.

In addition to developing new technologies that utilize large volumes of CCPs, the Company's research and development program develops technologies that maintain or improve the quality of CCPs, thereby enhancing their marketability. Two of these technologies are:

Carbon fixation is a technology that increases the marketability of fly ash with high or unpredictable levels of residual carbon. The technology is based on application of a liquid chemical additive. Low capital costs are required for installation of application equipment. The company has exclusive rights to market this patented technology within the United States.

Ammonia removal is a Company-developed patented technology that cost-effectively removes ammonia from fly ash that has been contaminated by pollution control devices or natural operating conditions. The technology is based on application of a dry chemical additive. Low capital costs are required for installation of application equipment.

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

Superior Transportation and Logistics Network. The Company's national footprint features a transportation and logistics infrastructure that supports long distance movements of CCPs to key markets, as well as materials storage capabilities that enhance product availability and reliability. These factors have allowed the Company to develop national purchasing power with railroads and other freight transportation providers and national purchasing contracts with major CCP end-users.

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

Strong Client Relationships. At December 31, 2001, the Company had contractual relationships with most of the largest coal powered electrical utilities in the United States, based on total electricity revenues. The Company has maintained long-term contracts with certain utilities since 1978, and experienced a renewal or extension rate of greater than 90% since current management completed the acquisition of JTM in 1997. The Company's clients rely on its marketing, materials handling and technological capabilities to extend the useful life of their landfill sites by creatively managing and marketing a broader range of CCPs than competitors.

Source and Availability of Raw Materials

The Company's primary raw materials are CCPs. According to the American Coal Ash Association, more than two-thirds of CCPs produced in 2000 were disposed in landfills, providing ample opportunities for continuing increases in CCP utilization. As long as the majority of electricity generated in this country comes from the use of coal-fired generation, the Company believes it will have an adequate supply of raw materials.


Electric Utility Deregulation

The process of electric utility deregulation has slowed substantially from previous years' predictions. The impact that full deregulation of the industry will have on the Company is something that cannot be accurately projected. The major area of impact is to the individual source of CCPs that the Company uses to supply materials and products to various markets. Deregulation could result in some sources being put out of service because they are not economically competitive. On the other hand, deregulation efforts have spurred renewed interest in construction of new coal-fired electricity generating capacity. The Company believes that no significant changes to the sources of CCPs under contract will occur. However, since this change to the industry continues to evolve, the Company could be materially adversely affected if major changes occur to specific sources.

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

The Company is affected by the Phase I and Phase II emission standards as the quality of fly ash produced as a result of the utilization of lower sulfur fuels is reduced. As utilities take steps to meet more stringent emissions control guidelines, residual carbon in fly ash becomes a growing problem for the Company. The Company cannot fully utilize this lower quality fly ash in some products and applications. Therefore, the Company has aggressively pursued technology and research and development activities to develop a carbon fixation process to treat fly ash that normally cannot be used due to its quality. The Company's carbon fixation technology, for which a patent has been applied, uses a liquid reagent to coat unburned carbon particles and hinder their impact on the concrete mix. Carbon is not removed, but its effects on air entrainment are minimized, thus allowing concrete producers to use significantly less chemicals at the job site. The technology also renders some ash products usable for the first time without having any negative impact on the quality of the finished concrete. The Company is successfully working with several utilities utilizing this technology.

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

Material Quality and Quantity

Coal-fired boilers have been impacted by the Clean Air Act and the Clean Air Act Amendments, which established specific emissions levels concerning sulfur dioxide (SO2) and nitrous oxides (NO) that each utility must meet. These emission levels have required utilities to undertake many of the following changes: change their fuel source(s), add scrubbers to capture SO2, add new boiler burner systems to control NO, add or modify fuel pulverizers/air handling systems to control NO, introduce flue gas conditioning materials to control particulate emissions in conjunction with meeting SO2 emissions targets and in some very isolated cases shut down a plant. Amendments to existing particulate matter standards may require retrofitting of baghouses to control particulate emissions. All of these changes can impact the quantity and quality of CCPs produced at a power plant and can add to the costs of operating a power plant. Further, inappropriate use of material can result in faulty end products. Since most of the products marketed by the Company typically consist of a mixture of client-supplied materials, the Company does not exclusively control the quality of the final end product, but shares such control with the manufacturer of the ingredient materials. Therefore, there is a risk of liability regarding the quality of materials and end products marketed by the Company. In cases where the Company is responsible for end-product quality, such as structural fill (where material is used to fill a cavity or designated area), the Company depends solely on its own quality assurance / quality control programs.

Dependence on Limited Customers

The Company works with a large number of customers and has long-term contracts with most such customers. The Company's core business is based on long-term materials management contracts with power producers and industrial clients. As of December 31, 2001, the Company had over 101 materials management contracts, 40 of which generated more than $1.0 million of annual revenues each. Typical contract terms are from five to fifteen years, with most contracts being renewed upon expiration. The Company is focused on serving its current client base and plans to aggressively target additional contract opportunities to increase both tonnage under management and revenues.

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

Government Approval

None.

Effect of Existing or Probable Government Regulation

See discussion above under the headings "Impact of Clean Air Act Amendments on Coal Consumption" and "Material Quality and Quantity".

Cost of Compliance with Environmental Laws

None.

Employees

The Company has a total of 734 employees, of which 713 are full-time employees.

Item 2.       Properties

The Company operates its corporate headquarters in Salt Lake City, Utah in offices leased under a three-year lease expiring in July 2002. The total amount of leased space in the corporate headquarters is 12,202 square feet. Due to the Company's national scope of operations, it has a number of other properties used in its operations. The following table sets forth certain information regarding the Company's other principal facilities as of December 31, 2001:

                                                                               Lease
          Location                      Function             Ownership    Termination Date
          --------                      --------             ---------    ----------------
Bay City, MI                  Offices                      Leased         August 31, 2004
Kennesaw, GA                  Offices                      Leased         January 31, 2004
Houston, TX                   Offices                      Leased         August 30, 2004
Pine Bluff, AR                Offices                      Leased         September 30, 2004
Tukwila, WA                   Offices                      Leased         June 30, 2004
Acworth, GA                   Production Facility          Leased         Month to Month
Apex, NV                      Terminal Facility            Leased         July 18, 2020
Carlin, NV                    Terminal Facility            Leased         Month to Month
Delta, UT                     Storage Silos                Leased         Month to Month
Denver, CO                    Terminal Facility            Leased         Month to Month
Doraville, GA                 Terminal Facility            Leased         August 11, 2005
Duluth, GA                    Building Material Store      Leased         Month to Month
Fargo, ND                     Fly Ash Storage              Leased         Month to Month
Fresno, CA                    Terminal Facility            Leased         March 31, 2002
Good Springs, PA              Silo Facility                Leased         Month to Month
Houston, TX                   Production Facility          Leased         July 31, 2004
La Mirada, CA                 Terminal Facility            Leased         January, 31, 2003
Lewisville, Texas             Terminal Facility            Leased         February 28, 2017
Sacramento, CA                Terminal Facility            Leased         February 22, 2003
Salt Lake City, UT            Production Facility          Leased         Month to Month
San Antonio, TX               Production Facility          Leased         May 31, 2004
Stockton, CA                  Terminal Facility            Leased         September 30, 2010
Clinton, TN                   Staging Facility             Owned
Centralia, WA                 Storage Facility             Owned
Dallas, TX - Don's            Production Facility          Owned
Dallas, TX - Palestine        Production Facility          Owned
Franklin, VA                  Staging Facility             Owned
LaMirada, CA                  Production Facility          Owned
Leland, NC                    Transfer Facility            Owned
Ogden, UT                     Storage Facility             Owned
Pacolet, SC                   Terminal Facility            Owned
Palestine, TX                 Production Facility          Owned
Pomona, CA                    Rail Terminal                Owned
San Antonio, TX               Production Facility          Owned
Taylorsville, GA              Lab Facility                 Owned
Winnebago, MN                 Storage Facility             Owned

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

Item 6.       Selected Financial Data

The following table sets forth summary consolidated financial information of the Company for each of the five years in the period ended December 31, 2001. Such information was derived from the audited consolidated financial statements and notes thereto and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

The selected consolidated financial information for the periods prior to October 14, 1997 set forth below is not comparable to subsequent periods due to the step-up in basis resulting from the acquisition of JTM by ISG in 1997. Additionally, the information set forth below may not be comparable due to accounting for the 1998, 1999 and 2000 acquisitions using the purchase method of accounting. Therefore, only information for each acquisition from the respective acquisition date is included.


                                                                                                 2 1/2 Months  9 1/2 months
                                                                   Years Ended                     Ended        Ended
                                           December 31,  December 31,  December 31, December 31,  December 31,  October 13,
                                               2001           2000         1999        1998        1997          1997
                                               ----           ----         ----        ----        ----          ----
Statement of Income Data:
Revenue                                       $216,231      $180,902    $156,205    $117,293     $12,643       $51,295
Cost  of  products  and  services   sold,
excl. depr.                                    158,228       133,093     108,664      80,116       9,365        40,701
Depreciation and amortization                   15,810        14,954      13,091       9,141         908         5,279
Selling, general and administrative expenses    25,019        26,326      18,962      14,145       1,256         3,633
New product development costs                    2,308         2,332       2,166           -           -             -
Operating income                                14,866         2,672      13,321      13,891       1,114         1,682
Interest expense                                16,968        15,804      13,392       9,338         629         4,160
Net income (loss) before income taxes           (1,626)      (12,749)        285       4,808         517        (2,478)
Net income (loss)                               (2,541)       (9,755)       (362)      2,259         265        (3,090)

Balance Sheet Data:
Working capital (deficiency)                    31,411        24,127       8,972       6,786     (21,648)      (43,594)
Total assets                                   253,819       252,334     220,463     191,732      73,270        58,396
Total debt                                     164,644       165,000     133,500     110,000           -             -
Shareholder's equity                            24,555        27,122      27,162      27,524      25,265         3,623

Other Data:
Cash flows from operating activities            14,711           684      10,204       8,210       1,843           521
Cash flows from investing activities            (5,744)      (35,983)    (33,369)    (86,623)        (19)         (681)
Cash flows from financing activities             1,796        42,315      23,165      75,344       1,189           957
EBITDA (1)                                      31,153        18,010      26,768      23,287       2,054         6,961
EBITDA margin                                    14.4%         10.0%       17.1%       19.9%       16.2%         13.6%
Capital expenditures                             6,422         8,186       8,791       8,574          19           681
Ratio of earnings to fixed charges (2)            .92x          .31x       1.02x       1.42x       1.49x         0.56x
Deficit of earnings to fixed charges            (1,626)      (12,749)          -           -           -        (2,478)


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

Results of Operations

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Product Revenues. Product revenues increased to $184.2 million in 2001 from $146.8 million in 2000, an increase of $37.4 million or 25.5%. This increase is primarily due to two factors: (1) the revenue added by the Palestine, Don's and Hanson acquisitions; and (2) internal growth in the CCP division. The results from the Palestine acquistion were included in operations from June 1, 2000, Don's from March 1, 2000, and Hanson from September 15, 2000. The year ended December 31, 2001 included a full year of results for these acquisitions. Growth in the CCP division included price increases and growth in certain regions of the country from sales to customers.

Service Revenues. Service revenues decreased to $32.1 million in 2001 from $34.1 million in 2000, a decrease of $2.0 million or 5.9%. This decrease is primarily due to a decrease in construction related services and other disposal services.

Cost of Products Sold, Excluding Depreciation. Cost of products sold, excluding depreciation, was $135.8 million in 2001 as compared to $108.4 million in 2000, resulting in cost of products sold, excluding depreciation, as a percentage of product revenues of 73.7% and 73.8% for the respective periods. Product margins were affected by increased transportation costs and cost of fly ash offset by decreased product costs in the MP division as a percentage of revenue.

Cost of Services Sold, Excluding Depreciation. Cost of services sold, excluding depreciation was $22.4 million in 2001 as compared to $24.7 million in 2000, resulting in cost of services sold, excluding depreciation, as a percentage of service revenues of 69.8% and 72.4% for the respective periods. The increase in service margins is the result of a sharp decrease in disposal costs for sub-contracted trucking services in 2001, which followed a large increase in the prior year.

Depreciation and Amortization. Depreciation and amortization was $15.8 million in 2001 as compared to $15.0 million in 2000, an increase of $0.8 million or 5.3%. This increase is due primarily to an increase in amortization expense of goodwill related to the 2000 Acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) decreased to $25.0 million in 2001 as compared to $26.3 million in 2000, a decrease of $1.3 million or 4.9%. This decrease is a result of reducing the labor force to become more efficient in administration, and a reduction in the travel and communication costs. Travel and communication costs declined from tighter expense control.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. The Company spent $2.1 million during 2001 and $1.8 million during 2000, on research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. The Company spent $0.2 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively, on market development activities related to promising new and improved products and processes identified during research and development activities.

Interest Expense. Interest expense was $17.0 million and $15.8 million in 2001 and 2000, respectively, an increase of $1.2 million or 7.6%. The increase is due primarily to an increase in the Company's outstanding indebtedness resulting from the 2000 Acquisitions offset by a decrease in interest rates.

Income Tax Expense/Benefit. Income tax expense was $0.9 million in 2001 and income tax benefit was $3.0 million in 2000. The increase in the income tax expense in 2001 is primarily due to a decrease in the net loss before income taxes incurred for the 2001 period which resulted in the Company having taxable income. The difference in the effective rate as compared to the statutory tax rate is largely the result of non-deductible goodwill amortization.

Net Income (loss). As a result of the factors discussed above, the net loss for 2001 was $2.5 million as compared to 2000 net loss of $9.8 million.

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

On February 24, 1999, the Company entered into an option agreement to acquire the stock of Tatum Industries, Inc. (Tatum). As part of that agreement, the Company agreed to loan Tatum approximately $50,000 per month for operating expenses and loan servicing. Tatum's note to the Company accrued interest at 8% and was payable on demand. Additionally, the Company leased Tatum's building, transferred certain equipment and incurred approximately $0.1 million of leasehold improvements to the property. On October 27, 2000, the Company advised Tatum that the Company was terminating the option agreement and the Company advised Tatum that the note to the Company, totaling approximately $1.1 million, would be due and payable on March 1, 2001. In December 2000, Tatum advised the Company that they would not be able to repay the note and the Company's attempt to purchase the outstanding stock of Tatum was unsuccessful. As a result, in
2000, the Company expensed approximately $1.1 million in unsuccessful acquisition costs, which is included in the $1.5 million discussed above. However, the Company continued to lease the building from Tatum and use the equipment in its operations.

In 2001, in conjunction with the Company's decision to abandon its production operations at Tatum's facility, the Company recognized $291,000 as an impairment loss on the owned assets, based upon an offer the Company received to purchase the assets. This loss is recognized in operating income and is included in the aggregate total of selling, general and administrative expense. These assets were sold in December 2001.

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

Liquidity and Capital Resources

The Company financed the 1998 and 1999 Acquisitions through the issuance of $100.0 million of 10% Senior Subordinated Notes due 2008 and borrowings on its Secured Credit Facility (as subsequently amended and restated). The Company financed the acquisition of Palestine by obtaining a $15.0 increase in the Secured Credit Facility on May 26, 2000 (discussed below). Operating and capital expenditures and the acquisitions of Don's and Hanson have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

The Secured Credit Facility has been amended a number of times. Most recently, on May 26, 2000, the Secured Credit Facility was amended and restated to, among other things, increase the borrowings available to the Company from $50.0 million to $65.0 million.

This increase in the funds available to the Company was accomplished through the addition of a Tranche B feature, pursuant to which two of the existing lenders (the "Tranche B Lenders") agreed to provide the additional $15.0 million in funding. No amount is available pursuant to the Tranche B revolving loans unless all amounts under the Tranche A (existing) revolving loans have been borrowed in full and are outstanding. Under the amended and restated Secured Credit Facility, at the option of the Company, both the Tranche A Revolving Loans and the Tranche B Revolving Loans may be maintained as Eurodollar Loans or Base Rate Loans.

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

At December 31, 2001 the Company had $17.7 million in cash or cash equivalents and $64.6 million of the Secured Credit Facility was outstanding, with no amount being unused and available. The Company had working capital of approximately $31.4 million, an increase of $7.3 million over the working capital of $24.1 million as of December 31, 2000 due to an increase in cash, trade accounts receivable, inventories, and a decrease in accrued interest, offset in part by increases in accounts payable, accrued payroll, and a decrease in an income tax receivable. Accounts receivable and inventories have increased as a result of growth in the CCP division, while the decrease in accrued interest represents decreasing interest rates. The increase in accounts payable results from growth in the CCP division.

The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During 2001, capital expenditures amounted to approximately $6.4 million. Future capital expenditures made in the ordinary course of business will be funded by cash flow from operations.

The Company anticipates that its principal use of cash will be for working capital requirements, debt service requirements, capital expenditures and its contractual obligations and commercial commitments as set forth below. Based upon anticipated levels of operations, the Company believes that its cash flow from operations, will be adequate to meet its anticipated requirements for working capital, capital expenditures, interest payments and other obligations and commitments for the next several years. There can be no assurance, however, that cash flow from operations will be sufficient to service the Company's debt and the Company may be required to refinance all or a portion of its existing debt or obtain additional financing. These increased borrowings may result in higher interest payments. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

Contractual Obligations and Commercial Commitments

The Company has various contractual obligations as outlined by the table below. The Company's long-term debt consists of a Secured Credit Facility provided by a syndicate of banks, due in 2003, and of Senior Subordinated Notes, due in 2008. The Company's operating lease obligations represent rent for buildings, equipment, vehicles, and railcars. See Notes 4 and 7 in the audited financial statements for additional information regarding contractual obligations.


Contractual Obligations                                 Payments Due by Period (in thousands)
------------------------------------ --------- --------- ---------- ---------- ---------- ----------- -----------
                                      Total      2002      2003       2004       2005        2006     Thereafter
------------------------------------ --------- --------- ---------- ---------- ---------- ----------- -----------
Long Term Debt                       $164,644     $   -    $64,644      $   -      $   -       $   -    $100,000
------------------------------------ --------- --------- ---------- ---------- ---------- ----------- -----------
Operating Leases                       30,306     8,457      7,099      4,829      2,761       1,659       5,501
------------------------------------ --------- --------- ---------- ---------- ---------- ----------- -----------
Unconditional Purchase Obligations     42,405     8,043      8,170      6,977      3,063       2,902      13,250
------------------------------------ --------- --------- ---------- ---------- ---------- ----------- -----------
Unconditional Sales Obligations         7,800       720        840        960        960         720       3,600
------------------------------------ --------- --------- ---------- ---------- ---------- ----------- -----------
Other Contractual Obligations           2,990     2,154        759          -          -           -           -
------------------------------------ --------- --------- ---------- ---------- ---------- ----------- -----------


Critical Accounting Principles and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the Company's reported amounts of assets and liabilities, revenues and expenses and related disclosures. The Company's significant accounting policies are included in Note 2 to the Consolidated Financial Statements.

The Company evaluates its estimates and judgments on an on-going basis. The Company bases its estimates on historical experience and on assumptions that it believes to be reasonable under the circumstances. The Company's experience and assumptions form the basis for its judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what the Company anticipates and different assumptions or estimates about the future could change its reported results. The Company believes the following accounting policies are the most critical to the Company, in that they are important to the portrayal of its financial statements and they require the Company's most difficult, subjective or complex judgments in the preparation of its consolidated financial statements:

Revenue Recognition

The Company recognizes revenue from the sale of product when persuasive evidence of a sale exists, the product has been shipped, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured. Revenues are generated from the sales of both product and services. CCP Product revenues generally include transportation charges associated with delivering the material. Service revenues under long-term contracts are recognized concurrent with the removal of the material and are generally based on the number of tons of material removed at an established price per ton. Service revenue from construction-related projects are billed on a time and materials basis such that revenues and costs are recognized when the time is incurred and the materials are used. Service revenues are incidental to the Company's primary business.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are estimated at the individual operating divisions based on estimates of losses related to customer receivable balances and reviewed by the corporate office for reasonableness. The Company develops estimates by using standard quantitative measures based on historical knowledge, the current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

Property, Plant and Equipment

Property, plant and equipment acquired as part of the acquisitions were recorded at estimated fair market value at the dates of the respective acquisitions. Property, plant and equipment acquired subsequent thereto, renewals and betterments are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Maintenance and repairs are expensed as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from property, plant and equipment and any resulting gain or loss is included in income. Depreciation is provided over the estimated useful lives or lease terms, if less, using the straight-line method. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. See further discussion below with regard to impairment testing.

Impairment Testing of Long-Lived Assets, Including Fixed Assets, Goodwill and Other Acquired Intangible Assets

The Company has made acquisitions in the past that included a significant amount of fixed assets, goodwill and other intangible assets. The cost of acquired companies was allocated first to identifiable assets based on estimated fair values. Cost allocated to identifiable assets, including fixed assets, are amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined principally by the underlying characteristics of the assets acquired, net of assumed liabilities. Intangible assets consist of goodwill, contracts, patents and licenses, and assembled workforce.

Effective in 2002, as discussed in New Accounting Pronouncements, goodwill will no longer be amortized but will be subject to an annual (or, under certain circumstances, more frequent) impairment test based on its estimated fair value. Other intangible assets will generally continue to be amortized over their useful lives and also will be subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future. Fixed assets are not included in the new accounting pronouncement; thus, the fixed asset policies noted above are not expected to change in adopting the new accounting pronouncement.

Currently, the Company assesses the impairment of fixed assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include the following:

     o A significant underperformance relative to expected historical or projected future operating results;
     o A significant change in the manner of our use of the acquired asset or the strategy for our overall business;
     o    A significant negative industry or economic trend;

When the Company determines that one or more of the above indicators of impairment exists, the Company evaluates the carrying amounts of the affected assets. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense, so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows, using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model.

Net intangible assets, and goodwill amounted to $157.2 million as of December 31, 2001. Net fixed assets amounted to $38.1 million as of December 31, 2001. The effect of eliminating amortization for goodwill and assembled workforce will approximate $4.1 million annually. For further information, see the discussion under New Accounting Pronouncements.

Inventory

The Company's inventories are valued at the lower of cost or market method on a first-in, first-out basis. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory.

Accounting for Income Taxes

The provision for income taxes is based upon the Company's estimate of taxable income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating loss carryforwards.

New Accounting Pronouncements


In  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. As expected, the adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations.

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

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 or SFAS No. 142 (see discussion below), which the Company is required to adopt effective January 1, 2002.

The Company is currently evaluating its intangible assets in relation to the provisions of SFAS No. 142 to determine the impact that adoption of SFAS No. 142 will have on its results of operations or financial position. In accordance with SFAS No. 142, the Company anticipates that the amounts classified as assembled workforce will be reclassified to goodwill. The Company anticipates that all amortization of goodwill and all amortization of assembled workforce will no longer be recorded in the financial statements. The effect of eliminating amortization for goodwill and assembled workforce will approximate $4,100,000 in the year ending December 31, 2002. The useful lives of the intangible contracts are presently being evaluated and it is possible that the Company may determine that the useful lives of the intangible contracts should change after evaluation. The Company is uncertain as to the net impact, if any, such evaluation will have on amortization expense for the year ending December 31, 2002.

In the future, goodwill will be evaluated by the fair value method, comparing the estimated fair value with the recorded value of the assets and liabilities, as recommended in the Statement. The effect of impairment of goodwill, if any, has not yet been evaluated. The Statement requires recognition of any impairment of goodwill in the first quarter of the fiscal year. A restatement of quarterly financial results may be required for the year ended December 31, 2002 if the two-step valuation process is not completed by the filing of the first quarter financial statements. The effect of any impairment recognized at transition to the Statement will be recognized as a change in accounting principle.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires alternative accounting treatment of assets which are in the process of retirement. The Company is required to adopt SFAS No. 143 effective January 1, 2002. The Company anticipates that there will not be a significant effect on results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement is effective for years beginning after December 15, 2001 (i.e. January 1, 2002 for calendar year companies). The Company anticipates that there will not be a significant effect on results of operations or financial position.

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

Item 7a. Qualitative and Quantitative Disclosures about Market Risk

In 1997, the SEC issued new rules (Item 305 of Regulation S-K) which requires disclosure of material risks as defined by Item 305, related to market risk sensitive financial instruments. As defined, the Company currently has market risk sensitive instruments related to interest rates. As disclosed in Note 4 of the audited consolidated financial statements, the Company has outstanding long-term debt of $164.6 million at December 31, 2001. The Company currently has a maturity of approximately six years for $100.0 million of long term debt, which is at a fixed rate of 10.0%. The remainder of long term debt ($64.6 million) is at a rate averaging 8.2% for the year ended December 31, 2001 as compared to 9.7% for the year ended December 31, 2000.

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


Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated audited financial statements for the year ending December 31, 2001 are attached hereto at pages F-1 through F-32.

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

Name                    Age        Position with Company

R Steve Creamer.......  50 Chairman of the Board and Chief Executive Officer
Raul A. Deju..........  56 President and Chief Operating Officer
J.I. Everest, II......  45 Chief Financial Officer, Treasurer, and Assistant
                           Secretary
Brett A. Hickman......  40 Senior Vice President, General Counsel and Secretary
Joseph M. Silvestri...  40 Director

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


                           Summary Compensation Table

                               Annual Compensation

                                                                                          Other Annual
Name and Principal Position(1)              Fiscal Year     Salary (2)       Bonus      Compensation (3)
------------------------------              -----------     ----------       -----      ----------------
R Steve Creamer                                  2001       $285,516      $    -0-             $5,000
Chairman and Chief Executive Officer             2000        262,340        65,000              5,000
                                                 1999        260,000        34,667              5,000

Raul A. Deju                                     2001        270,782           -0-             $5,000
President and Chief Operating Officer            2000        250,016        62,500              5,000
                                                 1999        250,016        33,333              5,000

J.I. Everest, II                                 2001        218,339           -0-             $5,000
Chief Financial Officer, Treasurer and           2000        204,310        50,000              5,000
Assistant Secretary                              1999        204,561        26,667              5,000

Brett Hickman                                    2001        162,469           -0-             $5,000
Senior Vice President, General Counsel and       2000        159,010        37,500              5,000
Secretary                                        1999        150,010        20,000              5,000

Jerry B. Smith                                   2001        126,793        55,569             $5,000
Vice President                                   2000        126,463        10,000              5,000
                                                 1999        118,958         8,760              5,000

(1)  Positions indicated were as of December 31, 2001.

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



Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company is wholly owned by ISG. The following table sets forth the number of shares of ISG's common stock beneficially owned as of March 18, 2002, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each director and director nominee, (iii) by each of the Company's named executive officers, and (iv) by all directors, director nominees and executive officers, as a group, as reported by each such person.


                                                          Beneficial Ownership of        Beneficial Ownership of
                                                                Common Stock               Preferred Stock (7)
                                                                ------------               -------------------
     Name and Address of Beneficial Owner                   Number of                    Number of
     ------------------------------------                     Shares       Percent         Shares       Percent
                                                              ------       -------         ------       -------
     Citicorp Venture Capital, Ltd. (1).................      187,425        37.9         41,813        41.8
     R Steve Creamer (2)(3).............................      150,266        30.4         34,052        34.0
     J.I. Everest, II (3)...............................       49,467        10.0          9,925         9.9
     CCT Partners IV, LP (4)............................       33,075         6.7          4,732         4.7
     Raul A. Deju ......................................       45,317         9.2          5,023         5.0
     Joseph M. Silvestri................................          980         0.2            140         0.1
     Brett A. Hickman...................................        4,950         1.0          1,001         1.0
     All directors and executive officers as a group
     (8 persons) (2)(3)(5)(6)...........................      252,341       50.81         50,141        50.1


(1) The address of Citicorp Venture Capital, Ltd. is: 399 Park Avenue, 14th Floor, New York, NY 10043.

(2) Includes 112,700 shares owned by Mr. Creamer's two adult sons and one minor child.

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

(4) The address of CCT Partners IV, LP is the same as that of Citicorp Venture Capital, Ltd.

(5) An employee, pursuant to his employment contract, has been granted an economic interest in one percent of all outstanding shares of the Company's common stock as of the date of his employment agreement. This economic interest vested immediately upon execution of the employment agreement, but the right is contingent upon the occurrence of certain future events. Because such events have not occurred as of December 31, 2001, and management presently believes that such events are unlikely to occur, no compensation expense has been calculated or recorded.

(6) Certain key executives, pursuant to the ISG 1999 Stock Option Plan, have 1,360.75 options exercisable within 60 days, with 4,083 shares exercisable in the future.

(7) Effective January 29, 2002, ISG issued 30,000 shares of newly authorized Preferred Stock for $3,000,000 in order to raise funds to eliminate certain obligations of ISG. Such Preferred Stock is included in the above ownership totals.

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

         3.  Exhibits

       Exhibit
        Number            Description of Exhibit

          *2.1 Amended and Restated Secured Credit Facility dated May 26, 2000 and Exhibits.

          *2.2 First Amendment dated August 8, 2000 to the Amended and Restated Credit Agreement dated May 26, 2000.

          *2.3 Third Amendment and Limited Waiver dated March 30, 2001 to the Amended and Restated Credit Agreement dated May 26, 2000.

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

                                            ISG Resources, Inc.
                                            (Registrant)

Date:  March 20, 2002                By:      /s/  R Steve Creamer
                                            ---------------------------------
                                            R Steve Creamer, Chairman and Chief
                                            Executive

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                          Title                            Date
   ---------                          -----                            ----

 /s/ R Steve Creamer       Chairman and Chief Executive Officer   March 20, 2002
--------------------
 R Steve Creamer

 /s/ Raul A Deju           President and Chief Operating Officer  March 20, 2002
------------------------
 Raul A. Deju

 /s/ J.I. Everest, II      Chief Financial Officer, Treasurer     March 20, 2002
------------------------   and Assistant Secretary
 J.I. Everest, II

 /s/ Joseph M. Silvestri   Director                               March 20, 2002
------------------------
 Joseph M. Silvestri

CONSOLIDATED FINANCIAL STATEMENTS
ISG Resources, Inc. and Subsidiaries
Years  Ended  December  31, 2001 and 2000 and for Each of the
Three Years in the Period Ended December 31, 2001 with Report of Independent Auditors

                      ISG Resources, Inc. and Subsidiaries

                        Consolidated Financial Statements

                   Years Ended December 31, 2001 and 2000 and for Each of the Three Years in the Period Ended December 31, 2001




                                    Contents

Report of Independent Auditors .............................................F-1


Audited Consolidated Financial Statements

Consolidated Balance Sheets ................................................F-2
Consolidated Statements of Operations ......................................F-4
Consolidated Statements of Comprehensive Loss...............................F-5
Consolidated Statements of Shareholder's Equity.............................F-6
Consolidated Statements of Cash Flows ......................................F-7
Notes to Consolidated Financial Statements .................................F-8

                         Report of Independent Auditors

The Board of Directors
ISG Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ISG Resources, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive loss, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISG Resources, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.




Salt Lake City, Utah
March 8, 2001

                      ISG Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                        December 31
                                                    2001             2000
                                           -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                  $   17,724,156   $   6,986,725
   Accounts receivable:
     Trade, net of allowance for doubtful
       accounts of $440,000 in 2001 and
       $501,000 in 2000                           25,302,639      24,321,302
     Retainage receivable                            257,989         146,000
     Income taxes receivable                               -       2,196,988
     Other receivables                               692,828         686,684
   Deferred tax assets                               630,178         851,325
   Inventories                                     8,528,976       6,663,633
   Other current assets                            1,604,691       1,057,890
                                           -------------------------------------
Total current assets                              54,741,457      42,910,547

Property, plant and equipment:
   Land and improvements                           6,167,877       4,536,470
   Buildings and improvements                     10,718,413       8,795,437
   Vehicles and other operating equipment         36,973,546      32,299,254
   Furniture, fixtures and office equipment        1,269,968       1,238,316
                                           -------------------------------------
                                                  55,129,804      46,869,477
   Accumulated depreciation                      (18,126,675)    (12,777,609)
                                           -------------------------------------
                                                  37,003,129      34,091,868
   Construction in progress                        1,115,423       3,668,688
                                           -------------------------------------
                                                  38,118,552      37,760,556

Other assets:
   Intangible assets, net                        157,177,699     167,076,486
   Debt issuance costs, net                        3,687,475       4,524,473
   Other assets                                       93,706          62,313
                                           -------------------------------------
Total assets                                    $253,818,889    $252,334,375
                                           =====================================

                                                       December 31
                                                  2001              2000
                                          -------------------------------------
Liabilities and shareholder's equity
Current liabilities:
   Accounts payable                         $    14,287,253  $   10,704,637
   Accrued expenses:
     Payroll                                      2,775,553       2,406,172
     Interest                                     2,380,899       2,849,902
     Other                                        1,924,450       1,826,232
   Income taxes payable                              10,872              --
   Other current liabilities                      1,951,850         996,153
                                          -------------------------------------
Total current liabilities                        23,330,877      18,783,096

Long-term debt                                  164,643,900     165,000,000
Deferred tax liabilities                         35,726,641      37,702,524
Payable to Industrial Services Group              4,796,444       2,244,022
Other liabilities                                   766,004       1,482,848

Commitments and contingencies

Shareholder's equity:
   Common stock, no par value; 100
     shares authorized, issued and
     outstanding                                 34,745,050      34,745,050
   Cumulative foreign currency
     translation adjustment                         (55,636)        (29,904)
   Retained deficit                             (10,134,391)     (7,593,261)
                                          -------------------------------------
Total shareholder's equity                       24,555,023      27,121,885

                                          -------------------------------------
Total liabilities and shareholder's equity     $253,818,889    $252,334,375
                                          =====================================


See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                        Year Ended December 31
                                                             2001                 2000                1999
                                                    ---------------------------------------------------------------
Revenues:
   Product revenues                                        $184,160,729         $146,818,172        $120,319,575
   Service revenues                                          32,070,030           34,083,689          35,885,697
                                                    ---------------------------------------------------------------
                                                            216,230,759          180,901,861         156,205,272
Costs and expenses:
   Cost of products sold, excluding depreciation            135,810,469          108,368,626          83,442,725
   Cost of services sold, excluding depreciation             22,417,139           24,723,948          25,221,695
   Depreciation and amortization                             15,809,569           14,954,431          13,091,131
   Unsuccessful acquisition costs                                     -            1,525,386                   -
   Selling, general and administrative expenses              25,019,279           26,326,402          18,962,157
   New product development                                    2,308,010            2,331,510           2,166,218
                                                    ---------------------------------------------------------------
                                                            201,364,466          178,230,303         142,883,926
                                                    ---------------------------------------------------------------
Operating income                                             14,866,293            2,671,558          13,321,346

Interest income                                                 455,265              172,708              44,100
Interest expense                                            (16,968,174)         (15,804,378)        (13,391,944)
Miscellaneous income, net                                        20,895              211,420             311,675
                                                    ---------------------------------------------------------------
Income (loss) before income tax expense (benefit)            (1,625,721)         (12,748,692)            285,177
Income tax expense (benefit)                                    915,409           (2,993,677)            647,589
                                                    ---------------------------------------------------------------
Net loss                                               $     (2,541,130)     $    (9,755,015)    $      (362,412)
                                                    ===============================================================

See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries

                  Consolidated Statements of Comprehensive Loss


                                              Year ended December 31
                                        2001            2000           1999
                                     ------------------------------------------

Net loss                              $(2,541,130)   $(9,755,015)    $(362,412)
Other comprehensive loss, net of tax:
   Foreign currency translation
     adjustment                           (25,732)       (29,904)            -
                                     ------------------------------------------
Comprehensive loss                    $(2,566,862)   $(9,784,919)    $(362,412)
                                     ======================================----



See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries
                 Consolidated Statements of Shareholder's Equity

                                                                                  Cumulative
                                                                                   Foreign
                                                                                   Currency         Retained            Total
                                                                Additional        Translation       (Deficit)        Shareholder's
                                            Common Stock      Paid-In Capital     Adjustment        Earnings            Equity
                                         -------------------------------------------------------------------------------------------

Balance at December 31, 1998                 $         100       $ 24,999,950    $         -      $  2,524,166       $ 27,524,216
   Change to no par value                       24,999,950        (24,999,950)             -                 -                  -
   Net loss                                              -                  -              -          (362,412)          (362,412)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 1999                    25,000,050                  -              -         2,161,754         27,161,804
   Contribution from parent                      9,745,000                  -              -                 -          9,745,000
   Foreign currency translation
     adjustment                                          -                  -        (29,904)                -            (29,904)
   Net loss                                              -                  -              -        (9,755,015)        (9,755,015)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2000                    34,745,050                  -        (29,904)       (7,593,261)        27,121,885
   Foreign currency translation
     adjustment                                          -                  -        (25,732)                -            (25,732)
   Net loss                                              -                  -              -        (2,541,130)        (2,541,130)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2001                   $34,745,050         $        -       $(55,636)     $(10,134,391)       $24,555,023
                                         ===========================================================================================


See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                      Year ended December 31
                                                            2001             2000             1999
                                                     ------------------------------------------------------
Operating activities
Net loss                                               $   (2,541,130)   $   (9,755,015)   $    (362,412)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                         15,809,569        14,954,431       13,091,131
     Amortization of debt issuance costs                      937,451           831,145          702,032
     Deferred income taxes                                 (1,754,736)       (1,897,729)      (2,229,539)
     Loss on sale of assets                                   575,122            69,298           24,168
     Gain on sale of subsidiary                                     -                 -         (333,749)
     Changes in operating assets and liabilities:
         Receivables                                       (1,099,470)          290,482       (2,755,382)
         Inventories                                       (1,865,343)         (732,216)      (1,733,832)
         Other current and non-current assets                (578,194)          832,073         (879,189)
         Accounts payable                                   3,582,616          (427,303)       4,485,877
         Income taxes                                       2,207,860        (3,902,666)       1,257,583
         Accrued expenses                                      (1,404)        1,296,436         (929,504)
         Other current and non-current liabilities           (561,147)         (875,141)        (776,804)
                                                     ------------------------------------------------------
Net cash provided by operating activities                  14,711,194           683,795        9,560,380

Investing activities
Purchase of businesses, net of cash acquired                        -       (27,130,514)     (24,866,989)
Proceeds from sale of subsidiary                                    -                 -          750,000
Additions to intangible assets                                      -        (1,275,703)        (877,349)
Purchases of property, plant and equipment                 (6,421,602)       (8,185,589)      (8,790,870)
Proceeds from sales of property, plant and equipment          677,702           609,210          415,994
                                                     ------------------------------------------------------
Net cash used in investing activities                      (5,743,900)      (35,982,596)     (33,369,214)

Financing activities
Proceeds from long-term debt                                        -       168,500,000      127,000,000
Payments on other liabilities                                (300,000)                -                -
Payments on long-term debt                                   (356,100)     (137,000,000)    (103,500,000)
Debt issuance costs                                          (100,453)         (529,609)        (335,149)
Increase in payable to Industrial Services Group            2,552,422         1,600,039          643,983
Cash contributions from Parent                                      -         9,745,000                -
                                                     ------------------------------------------------------
Net cash provided by financing activities                   1,795,869        42,315,430       23,808,834

Effect of exchange rate changes on cash and cash
   equivalents                                                (25,732)          (29,904)               -
                                                     ------------------------------------------------------
Net increase in cash and cash equivalents                  10,737,431         6,986,725                -
Cash and cash equivalents at beginning of period            6,986,725                 -                -
                                                     ------------------------------------------------------
Cash and cash equivalents at end of period             $   17,724,156    $    6,986,725    $           -
                                                     ======================================================

Cash paid for interest                                 $   16,449,462    $   14,293,589    $  12,605,495
                                                     ======================================================
Cash paid for income taxes                             $      408,856    $    1,276,277    $     902,123
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

In 2000, ISG Canada Limited, Inc. ("ISG Canada") was formed and became a wholly-owned foreign subsidiary of the Company, with fly ash operations beginning in the second half of 2000. During 2000, the Company acquired all of the partnership interest of Don's Building Supply L.L.P. ("Don's), acquired the stock of Palestine Concrete Tile Company, Inc. and acquired certain fixed and intangible assets from Hanson Aggregates West, Inc. ("Hanson").

Each of the above acquisitions was accounted for under the purchase method of accounting and, accordingly the results of operations of each acquired company are included in the consolidated financial statements since the respective date of acquisition.

The purchase prices of the above acquisitions were allocated based on estimated fair values of assets and liabilities at the respective dates of acquisition.
Goodwill resulting from the difference between the purchase prices plus acquisition costs and the fair value of the net assets of the companies acquired in 1999 totaled approximately $20,073,000. Goodwill resulting from the difference between the purchase prices plus acquisition costs and the fair value of the net assets of the companies acquired in 2000 totaled approximately $19,297,000. All recorded goodwill is being amortized on a straight-line basis over 20 to 25 years.

                      ISG Resources, Inc. and Subsidiaries

1.  Basis of Presentation (continued)

The following pro forma combined financial information for the year ended December 31, 2000 reflects operations as if all of the above acquisitions and the related financing transactions had occurred as of January 1, 2000. The pro forma combined financial information is presented for illustrative purposes only, does not purport to be indicative of the Company's results of operations as of the date hereof, and is not necessarily indicative of what the Company's actual results would have been had the acquisitions and the financing transactions been consummated on such date.

                         Revenues                         $ 196,468,000
                         Net loss                         $  (8,914,000)

2.  Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company  operates two principal lines of business:  coal combustion  product
(CCP) management and building materials manufacturing and distribution. The CCP division purchases, removes and sells fly ash and other by-products of coal combustion to producers and consumers of building materials and construction related products throughout the United States. The manufacturing products division manufactures and distributes masonry construction materials to residential and commercial contractors primarily located in Texas, California, Georgia and Florida.

Principles of Consolidation

These financial statements reflect the consolidated financial position and results of operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

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

Service revenues include revenues earned under long-term contracts to dispose of residual materials created by coal-fired power generation and revenues earned in conjunction with certain construction-related projects, which are incidental to the primary business. Typical long-term disposal contracts are from five to fifteen years, with most contracts being renewed upon expiration. Service revenues under the long-term contracts are recognized concurrent with the removal of the material and are typically based on the number of tons of material removed at an established price per ton. The construction-related projects are generally billed on a time and materials basis; therefore, the revenues and costs are recognized when the time is incurred and the materials are used.

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

New Product Development

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $2,092,124, $1,837,076 and $1,796,032 for the years ended December 31, 2001, 2000, and 1999, respectively, were made for research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. Expenditures of $215,886, $494,434, and $370,186 for the years ended December 31, 2001, 2000, and 1999 respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product and market development costs when they are incurred.

Inventories

The Company accounts for inventory balances using the lower of cost or market method on a first-in, first-out basis. Inventories consist of the following at December 31:



                                               2001                2000
                                        ------------------- -------------------
            Raw materials                      $  958,796          $1,062,436
            Finished goods                      7,570,180           5,601,197
                                        ------------------- -------------------
                                               $8,528,976          $6,663,633
                                        =================== ===================

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

Property, Plant and Equipment (continued)

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

Depreciation expense was approximately $5,930,000, $5,482,000 and $4,996,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Intangible Assets

The cost of acquired companies is allocated first to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets are amortized on a straight- line basis over the remaining estimated useful lives of the assets, as determined principally by the underlying terms of the contracts and patents acquired and the underlying characteristics of the assembled workforce acquired. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and amortized on a straight-line basis over the estimated useful life. The estimated useful life for goodwill is determined based on the individual characteristics of the acquired entity and ranges from 20 years for the Company's building materials acquisitions to 25 years for the Company's fly ash acquisitions.

Intangible assets consist of goodwill, contracts, patents and licenses, and assembled workforce. Amortization expense was approximately $9,880,000, $8,994,000, and $8,095,000 for the years ended December 31, 2001, 2000 and 1999, respectively and is provided over the estimated period of benefit, using the straight-line method as follows:

             Goodwill                                         20 to 25 years
             Contracts                                        10 to 20 years
             Patents and licenses                             13 to 19 years
             Assembled workforce                                     8 years

                      ISG Resources, Inc. and Subsidiaries

2. Description of Business and Summary of Significant Accounting Policies (continued)

Debt Issuance Costs

Debt issuance costs relate to costs incurred with the issuance of the Senior Subordinated Notes and the Secured Credit Facility. These costs are being amortized to interest expense over the respective lives of the debt issues on a straight-line basis, which approximates the effective interest method. Amortization expense was approximately $937,000, $831,000 and $702,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Fair Value of Financial Instruments

Financial instruments included in various categories within the accompanying consolidated balance sheets consist of the following at December 31:

                                        2001                         2000
                              Carrying         Fair         Carrying        Fair
                                Value          Value         Value          Value
                             -------------  ------------   ------------ -------------
Short-term assets              $43,977,612   $43,977,612    $32,140,711   $32,140,711
Short-term liabilities          23,320,005    23,320,005     18,783,096    18,783,096
Long-term debt:
   Senior subordinated notes   100,000,000    88,000,000    100,000,000    65,000,000
   Secured credit facility      64,643,900    64,643,900     65,000,000    65,000,000
Other liabilities                  400,300       313,365      1,241,769       979,310

                      ISG Resources, Inc. and Subsidiaries

2. Description of Business and Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The carrying value of short-term assets and liabilities approximate fair value due to the short-term nature of the instruments. The carrying value of the secured credit facility approximates the fair value due to the variable interest rate features of the instrument. The fair value of the senior subordinated notes is based on quoted market prices. The fair value of certain other liabilities is based on the present value of future cash flows discounted at the Company's estimated incremental borrowing rate.

Long-lived Assets

The Company regularly evaluates the carrying amounts of long-lived assets, including goodwill and other intangible assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current circumstances or events. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense, so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. No impairment of the Company's intangible assets has been indicated to date. However, the Company has recorded impairment of certain fixed assets as discussed below.

During the year ended December 31, 2001, the Company recorded an impairment loss of approximately $291,000 on property which was no longer used in operations. The loss was recognized in operating income and was included in the aggregate total of selling, general and administrative expenses in the Company's consolidated statements of operations for 2001.

During the year ended December 31, 2000, an impairment loss of approximately $478,000 was recognized on property that related to construction of a carbon ash burnout unit. The loss was recognized in operating income and was included in the aggregate total for depreciation and amortization in the Company's consolidated statements of operations for 2000.

                      ISG Resources, Inc. and Subsidiaries

2. Description of Business and Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. As expected, the adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations.

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

                      ISG Resources, Inc. and Subsidiaries

2. Description of Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 or SFAS No. 142 (see discussion below), which the Company is required to adopt effective January 1, 2002.

The Company is currently evaluating its intangible assets in relation to the provisions of SFAS No. 142 to determine the impact that adoption of SFAS No. 142 will have on its results of operations or financial position. In accordance with SFAS No. 142, the Company anticipates that the amounts classified as assembled workforce will be reclassified to goodwill. The Company anticipates that all amortization of goodwill and all amortization of assembled workforce will no longer be recorded in the financial statements. The effect of eliminating amortization for goodwill and assembled workforce will approximate $4,100,000 in the year ending December 31, 2002. The useful lives of the intangible contracts are presently being evaluated and it is possible that the Company may determine that the useful lives of the intangible contracts should change after evaluation. The Company is uncertain as to the net impact, if any, such evaluation will have on amortization expense for the year ending December 31, 2002.

In the future, goodwill will be evaluated by the fair value method, comparing the estimated fair value with the recorded value of the assets and liabilities, as recommended in the Statement. The effect of impairment of goodwill, if any, has not yet been evaluated. The Statement requires recognition of any impairment of goodwill in the first quarter of the fiscal year. A restatement of quarterly financial results for the year ended December 31, 2002 may be required if the two-step valuation process is not completed by the filing of the first quarter financial statements. The effect of any impairment recognized at transition to the Statement will be recognized as a change in accounting principle.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires alternative accounting treatment of assets which are in the process of retirement. The Company is required to adopt SFAS No. 143 effective January 1, 2002. The Company anticipates that there will not be a significant effect on results of operations or financial position.

                      ISG Resources, Inc. and Subsidiaries

2. Description of Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement is effective for years beginning after December 15, 2001 (i.e. January 1, 2002 for calendar year companies). The Company anticipates that there will not be a significant effect on results of operations or financial position.

3.  Intangible Assets

Intangible assets consist of the following at December 31:

                                               2001               2000
                                          ------------------ ------------------
            Goodwill                      $    83,610,925     $   83,610,925
            Contracts                         100,227,490        100,227,490
            Patents and licenses                3,446,584          3,787,431
            Assembled work force                2,815,233          2,815,233
                                          ------------------ ------------------
                                              190,100,232        190,441,079
            Less accumulated amortization     (32,922,533)       (23,364,593)
                                          ------------------ ------------------
                                             $157,177,699       $167,076,486
                                          ================== ==================

                      ISG Resources, Inc. and Subsidiaries

4.  Long-term Debt

Secured Credit Facility

On March 4, 1998, the Company obtained a Secured Credit Facility provided by a syndicate of banks. The Secured Credit Facility, which matures September 4, 2003, enables the Company to obtain revolving secured loans from time to time to finance certain permitted acquisitions, to pay fees and expenses incurred in connection with certain acquisitions, to repay existing indebtedness, and for working capital and general corporate purposes. The Company financed the acquisitions through the issuance of $100,000,000 of 10% Senior Subordinated Notes due 2008 (discussed below) and borrowings on its Secured Credit Facility (as subsequently amended, restated, and increased). Operating and capital expenditures have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

On May 26, 2000, the Secured Credit Facility was amended and restated to, among other things, increase the borrowings available to the Company from $50,000,000 to $65,000,000.

This increase in the funds available to the Company was accomplished through the addition of a Tranche B feature, pursuant to which two of the existing lenders (the "Tranche B Lenders"), agreed to provide the additional $15,000,000 in funding. No amount is available pursuant to the Tranche B revolving loans unless all amounts under the Tranche A (existing) revolving loans have been borrowed in full and are outstanding. Under the amended and restated Secured Credit Facility, at the option of the Company, both the Tranche A Revolving Loans and the Tranche B Revolving Loans may be maintained as Eurodollar Loans or Base Rate Loans.

Eurodollar loans will bear interest at a per annum rate equal to the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1 percent) determined by the Administrative Agent to be equal to the quotient by dividing
(a) the London Interbank Offered Rate for such Eurodollar Loan for such Interest Period by (b) 1 minus the Reserve Requirement for such Eurodollar Loan for such Interest Period, and by then adding thereto the applicable LIBOR margin (which is a percentage ranging from 1.75% to 3.50% for the Tranche A and 1.75% to 2.50% for the Tranche B, primarily depending upon the Company's Leverage Ratio). All capitalized terms are defined in the Secured Credit Facility.

                      ISG Resources, Inc. and Subsidiaries

4.  Long-term Debt (continued)

Secured Credit Facility (continued)

Base Rate Loans will bear interest at a per annum rate equal to the rate which is the higher of (a) the Federal Funds rate for such day plus one-half of one percent (0.5%) and (b) the Prime rate for such day and by then adding thereto the applicable ABR Margin (which is a percentage ranging from 0.50% to 2.25% for the Tranche A and .50% to 1.25% for the Tranche B, primarily depending upon the Company's Leverage Ratio). Any change in the Base Rate due to a change in the Federal Funds Rate or to the Prime Rate shall be effective on the effective date of such change. All capitalized terms are as defined in the Secured Credit Facility.

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

On August 8, 2000, the amended and restated secured credit agreement dated
May 26, 2000 was amended in order to modify certain debt covenants contained in the credit agreement. Primarily, a minimum consolidated Earnings Before Interest Expense, Interest Income, Income Tax Expense, Depreciation Expense, and Amortization Expense (EBITDA) debt covenant was added. The minimum consolidated EBITDA covenant requires the Company to maintain a minimum EBITDA amount for every fiscal quarter through June 30, 2003 at levels set forth in the agreement.

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

At  December  31,  2001,   $64,643,900  of  the  Secured  Credit   Facility  was
outstanding, with no amount being unused and available.

                      ISG Resources, Inc. and Subsidiaries

4.  Long-term Debt (continued)

Senior Subordinated Notes

On April 22, 1998, the Company completed a private placement of $100,000,000 aggregate principal amount of 10% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") to finance the 1998 Acquisitions. Interest on the Senior Subordinated Notes is payable semi-annually on April 15 and October 15 of each year. The Senior Subordinated Notes will mature on April 15, 2008 and are guaranteed fully and unconditionally and on a joint and several basis by all of the Company's existing and future restricted domestic subsidiaries, as defined in the indenture. See Note 11.

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

The aggregate maturities of all long-term debt for the five years subsequent to December 31, 2001 are as follows: $0 in 2002, $64,643,900 in 2003, $0 in 2004,
$0 in 2005 and 2006, and $100,000,000 thereafter.

                      ISG Resources, Inc. and Subsidiaries

5.  Employee Benefit Plan

Eligible employees of the Company may participate in a 401(k) savings plan (the "Plan") sponsored by the Company. The Plan requires the Company to match employee contributions, as defined, up to 6% of the employees' compensation. Expenses related to the Plan were approximately $572,000, $488,000 and $458,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

6.  Income Taxes

Income tax expense (benefit) consists of the following:

                                    Year ended December 31
                         2001                 2000                1999
                   ------------------------------------------------------------
Current:
   U.S. federal     $    1,800,701        $     (961,266)   $    2,150,860
   State                   869,444              (134,682)          726,268
                   ------------------------------------------------------------
                         2,670,145            (1,095,948)        2,877,128
Deferred:
   U.S. federal         (1,096,766)           (1,853,840)       (1,847,270)
   State                  (657,970)              (43,889)         (382,269)
                   ------------------------------------------------------------
                        (1,754,736)           (1,897,729)       (2,229,539)
Total:
   U.S. federal            703,935            (2,815,106)          303,590
   State                   211,474              (178,571)          343,999
                   ------------------------------------------------------------
                      $    915,409        $   (2,993,677)   $      647,589
                   ============================================================

                      ISG Resources, Inc. and Subsidiaries

Reconciliation of income tax expense (benefit) at the U.S. statutory rate to the Company's tax expense (benefit) is as follows:

                                              Year ended December 31
                                      2001            2000            1999
                                ------------------------------------------------
     35% of income (loss)
        before income tax             $(569,002)    $(4,461,308)    $   99,812

     Add:
        Non-deductible goodwill       1,215,772       1,170,888        901,551
        Other, net                      268,639         296,743       (353,774)
                                ------------------------------------------------
                                      $ 915,409     $(2,993,677)    $  647,589
                                ================================================

The major components of the deferred tax assets and liabilities as of December 31 are as follows:

                                                   2001               2000
                                            ------------------------------------
Deferred tax assets:
   Bad debt reserves                         $       170,957      $     193,873
   State NOL Carryforward                            202,224                  -
   Accruals not currently deductible
     for tax purposes                                256,997            696,570
                                            ------------------------------------
Total gross deferred tax assets                      630,178            890,443

Deferred tax liabilities:
  Fixed asset basis differences                    2,645,189          2,862,317
  Intangible asset basis differences              33,050,193         34,878,740
  Other                                               31,259                585
                                            ------------------------------------
Total gross deferred tax liabilities              35,726,641         37,741,642
                                            ------------------------------------
Net deferred tax liabilities                    $(35,096,463)      $(36,851,199)
                                            ====================================

In 2000, the Company generated state neg loss carryforwards of approximately $3,111,000. These carryforwards, if not used, will expire in 2007.

                      ISG Resources, Inc. and Subsidiaries

7.  Commitments and Contingencies

Lease Obligations

Certain facilities and equipment are leased under non-cancelable operating leases, which generally have renewal terms, expiring in various years through 2011. Future minimum payments under leases with initial terms of one year or more consisted of the following:

                2002                                 $  8,457,157
                2003                                    7,099,524
                2004                                    4,828,602
                2005                                    2,760,660
                2006                                    1,659,488
                Thereafter                              5,501,000
                                                  -------------------
                Total minimum lease payments          $30,306,431
                                                  ===================

Total rental expense was approximately $10,353,000, $8,067,000, and $7,595,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

Sale and Purchase Commitments

Certain of the Company's contracts with its customers and suppliers require the Company to make minimum sales and purchases over ensuing years, approximated as follows:

                                               Minimum             Minimum
                                                Sales             Purchases
                                          -------------------------------------

                2002                         $   720,000           $ 8,043,120
                2003                             840,000             8,169,840
                2004                             960,000             6,976,560
                2005                             960,000             3,063,280
                2006                             720,000             2,902,000
                Thereafter                     3,600,000            13,250,000
                                          -------------------------------------
                                              $7,800,000           $42,404,800
                                          =====================================

                      ISG Resources, Inc. and Subsidiaries

7.  Commitments and Contingencies (continued)

Sale and Purchase Commitments (continued)

Actual minimum sales and purchases under contracts with minimum requirements approximated the following for the years ended December 31:

                                               Minimum             Minimum
                                                Sales             Purchases
                                          -------------------------------------

                1999                           $806,000            $5,930,000
                2000                           $364,000            $6,637,000
                2001                           $240,000            $8,562,060

Royalty Commitments

In connection with a 1998 acquisition, the Company agreed to pay a minimum of $500,000 per year commencing in 1999 and continuing through 2003 for royalties related to the sale of certain Class C fly ash. An amendment to this agreement changed the terms to a payment of $50,000 per month through March 1, 2003. The current portion of this liability is recorded in other current liabilities and the long-term portion is recorded in other long-term liabilities in the accompanying consolidated balance sheets.

In 2000, the Company entered into a license agreement for certain technology for which the Company agreed to pay a minimum of $40,000 in 2000, $220,000 in 2001, $327,000 in 2002, and $500,000 in 2003 for royalties on net sales. The license agreement states that if the Company terminates the license agreement prior to December 31, 2003, the Company will still have an obligation to pay the licensor the minimum royalty each month through and including December 2003, as if the agreement had never been terminated.

Other Obligations

In 2001, the Company entered into a consulting agreement for certain technology for which the Company agreed to pay $25,000 per month from October 1, 2001 to September 1, 2002. In addition, the Company entered into a consulting agreement for marketing fly ash in conjunction with a supply contract for which the Company agreed to pay $10,000 per month from October 1, 2001 to June 1, 2003.

                      ISG Resources, Inc. and Subsidiaries

7.  Commitments and Contingencies (continued)

Other Obligations (continued)

In connection with the purchase of land for total consideration of $1.5 million during the second quarter of 2001, the Company incurred a purchase money obligation of $1.1 million. The total outstanding balance of $800,000 is classified in other current liabilities on the consolidated balance sheet at December 31, 2001 and will be paid in full in 2002. The $1.1 million is treated as a non-cash item on the statement of cash flows.

Legal Proceedings

There are various legal proceedings against the Company arising in the normal course of business. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Employment Agreements

The Company has employment agreements with certain of its employees. The terms of these agreements began to expire in 2001 with annual extensions to be exercised by mutual consent of both parties. Considering these extensions, these employment agreements provide for total annual base compensation of approximately $2,279,000 in 2002, $1,668,000 in 2003, and $86,000 in 2004. An
employee, pursuant to his employment contract, has been granted an economic interest in one percent of all outstanding shares of the Company's common stock as of the date of his employment agreement. This economic interest vested immediately upon execution of the employment agreement, but the right is contingent upon the occurrence of certain future events. Because such events have not occurred as of December 31, 2001, and management believes that such events are unlikely to occur, no compensation expense has been calculated or recorded.

Medical Insurance

Effective April 1, 1998, the Company established a self-funded medical insurance plan for its employees with stop-loss coverage for amounts in excess of $40,000 per individual and approximately $3,678,000 in the aggregate for the current plan period ended December 30, 2001 and $2,792,000 in the aggregate for the plan period ended December 31, 2000. The Company has contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred, including an estimate of costs incurred but not reported at the balance sheet dates. In the accompanying consolidated balance sheets, $238,000 and $508,000 has been accrued as of December 31, 2001and 2000, respectively, related to this liability.

                      ISG Resources, Inc. and Subsidiaries

8.  Reportable Segments

As discussed in note 2, the Company operates in two reportable segments: the CCP division and the manufacturing products division. The CCP division consists primarily of three operating units that manage and market CCPs in North America. The manufacturing products division consists of six legal entities: Best, Osborne, Terrazzo, Magna Wall, Don's and Palestine. The Company's two reportable segments are managed separately based on fundamental differences in their operations.

The Company evaluates performance based on profit or loss from operations before depreciation, amortization, income taxes and interest expense (EBITDA). The Company derives a majority of its revenues from CCP sales and the chief operating decision makers rely on EBITDA to assess the performance of the segments and make decisions about resources to be allocated to the segments. Accordingly, EBITDA is included in the information reported below. Certain expenses are maintained at the Company's corporate headquarters and are not allocated to the segments. Such expenses primarily include interest expense, corporate overhead costs, certain non-recurring gains and losses. Inter-segment sales, which historically have not been material, are generally accounted for at cost and are eliminated in consolidation. The manufacturing products division includes financial data for the six legal entities from their respective dates of acquisition through December 31, 2001. Thus, the manufacturing products division segment information is not comparable for the 1999, 2000, and 2001 periods. Best financial data is included from January 1, 1999, Osborne and Terrazzo from October 26, 1999, Magna Wall from December 1, 1999, Don's from March 1, 2000 and Palestine from June 1, 2000.

Amounts included in the "Other" column include financial information for the Company's corporate, research and development, and other administrative business units.

In anticipation of the Company's adoption of SFAS No. 142, the Company has reevaluated the allocation of certain intangible assets to the segments. Information as of and for the years ended December 31, 2000 and 1999 have been restated to conform to this revised breakout.

                      ISG Resources, Inc. and Subsidiaries

8.  Reportable Segments (continued)

Information about reportable segments, and reconciliation of such information to the consolidated totals as of and for the year indicated, is as follows:

For the Year Ended                               Manufactured                     Consolidated
December 31, 2001                    CCP           Products          Other           Total
                              --------------- --------------- ---------------- ---------------
Revenue                         $167,228,203       $48,662,571       $339,985    $216,230,759
EBITDA                            36,626,349         4,862,850    (10,337,177)     31,152,022
Depreciation and amortization     13,099,713         2,440,193        269,663      15,809,569
Total assets                     182,068,540        46,796,876     24,953,473     253,818,889
Expenditures for PP&E              4,699,635         1,525,085        196,882       6,421,602

For the Year Ended
December 31, 2000
Revenue                         $139,470,096       $41,009,405       $422,360    $180,901,861
EBITDA                            27,674,818         4,026,257    (13,690,958)     18,010,117
Depreciation and amortization     12,734,938         1,964,370        255,123      14,954,431
Total assets                     188,957,876        46,481,590     16,894,909     252,334,375
Expenditures for PP&E              5,123,317         2,133,579        928,693       8,185,589

For the Year Ended
December 31, 1999
Revenue                         $134,631,711       $20,821,159       $752,402    $156,205,272
EBITDA                            32,096,154         2,811,482     (8,139,384)     26,768,252
Depreciation and amortization     11,862,017         1,005,779        223,335      13,091,131
Total assets                     189,672,793         6,683,098     24,106,620     220,462,511
Expenditures for PP&E              7,520,689           350,610        919,571       8,790,870


The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment assets reflect those specifically attributable to the individual segments and include accounts receivable, inventory and property, plant and equipment and intangible assets. All other assets are included in the "Other" column.

                      ISG Resources, Inc. and Subsidiaries

9.  Related Party Transactions

The Company's parent, ISG, files a consolidated income tax return including the Company and all of its subsidiaries as discussed in Note 2. As the Company records all tax payments and receipts, a payable to ISG for $4,796,444 and $2,244,422 has been recorded as of December 31, 2001 and 2000, respectively, to reflect amounts owed to ISG relating to ISG's interest deductions included in the 1997, 1998, 1999, and 2000 consolidated tax returns, and an estimate of what will be included in the 2001 consolidated income tax returns. The tax information included in Note 6 above has been prepared as if the Company filed a separate tax return.

10.  Unsuccessful Acquisition Costs

Costs of $1.5 million incurred related to unsuccessful business acquisitions were charged to expense in 2000 when the Company determined that such acquisitions would not occur. No such costs were expensed in 2001.

On February 24, 1999, the Company entered into an option agreement to acquire the stock of Tatum Industries, Inc. (Tatum). As part of that agreement, the Company agreed to loan Tatum approximately $50,000 per month for operating expenses and loan servicing. Tatum's note to the Company accrued interest at 8% and was payable on demand. Additionally, the Company leased Tatum's building, transferred certain equipment and incurred approximately $0.1 million of leasehold improvements to the property. On October 27, 2000, the Company advised Tatum that the Company was terminating the option agreement and the Company advised Tatum that the note to the Company, totaling approximately $1.1 million, would be due and payable on March 1, 2001. In December 2000, Tatum advised the Company that they would not be able to repay the note and the Company's attempt to purchase the outstanding stock of Tatum was unsuccessful. As a result, in
2000, the Company expensed approximately $1.1 million in unsuccessful acquisition costs, which is included in the $1.5 million discussed above. However, the Company continued to lease the building from Tatum and use the equipment in its operations.

In 2001, in conjunction with the Company's decision to abandon its production operations at Tatum's facility, the Company recognized $291,000 as an impairment loss on the owned assets, based upon an offer the Company received to purchase the assets. This loss is recognized in operating income and is included in the aggregate total of selling, general and administrative expense. These assets were sold in December 2001.

                      ISG Resources, Inc. and Subsidiaries

11.  Condensed Consolidating Financial Information

The Company's debt facilities are guaranteed by domestic subsidiaries only, as discussed above. ISG Canada was formed in 2000 and had minimal operations in comparison to consolidated results. Because ISG Canada's operations have increased during 2001, it is no longer considered a "minor" subsidiary as defined under Regulation S-X Rule 3-10. As such, the Company is required to disclose condensed consolidating financial information.

The condensed consolidating balance sheet as of December 31, 2001 is as follows:


                                                              ISG         Manufactured          ISG
                           Consolidated   Eliminations     Resources        Products           Canada
                          ---------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents  $17,724,156       $       -   $ 17,002,493        $ 477,075         $ 244,588
  Accounts receivable         26,253,456               -     20,182,923        5,875,011           195,522
  Inventories                  8,528,976               -      3,923,243        4,544,632            61,101
  Other current assets         2,234,869               -      2,095,752          139,117                 -
                          ---------------------------------------------------------------------------------
Total current assets          54,741,457               -     43,204,411       11,035,835           501,211

Property, plant and
equipment                     38,118,552               -     30,533,497        6,745,493           839,562

Intangible assets, net       160,865,174               -    131,849,626       29,015,548                 -
Investment in subsidiaries             -   $(45,476,666)     45,476,666                -                 -
Other assets                      93,706               -         93,706                -                 -
                          ---------------------------------------------------------------------------------
Total assets                $253,818,889   $(45,476,666)   $251,157,906      $46,796,876        $1,340,773
                          =================================================================================

Liabilities and shareholder's
Current liabilities:
   Accounts payable          $14,287,253         $     -    $12,411,354       $1,875,899           $     -
   Accrued expenses            7,080,902               -      6,875,103          205,799                 -
   Other current liabilities   1,962,722               -      1,427,299          505,484            29,939
                           --------------------------------------------------------------------------------
Total current liabilities     23,330,877               -     20,713,756        2,587,182            29,939

Long-term debt               164,643,900               -    164,643,900                -                 -
Deferred tax liabilities      35,726,641               -     35,726,641                -                 -
Payable to Parent              4,796,444               -      4,796,444                -                 -
Intercompany account payable           -          23,201         27,888      (1,120,636)         1,069,547
Other liabilities                766,004               -        638,618          127,386                 -

Shareholder's equity:
   Common stock               34,745,050         (28,496)    34,745,050           28,496                 -
   Cumulative translation
    adjustment                   (55,636)        (38,829)             -                -           (16,807)

   Additional paid in capital          -     (40,960,169)             -       40,533,259           426,910
   Retained (deficit)
     earnings                (10,134,391)     (4,472,373)   (10,134,391)       4,641,189          (168,816)
                          ---------------------------------------------------------------------------------
Total shareholder's equity    24,555,023    (45,499,867)     24,610,659       45,202,944           241,287
                          ---------------------------------------------------------------------------------
Total liabilities and
  shareholder's equity      $253,818,889   $(45,476,666)   $251,157,906      $46,796,876        $1,340,773
                          =================================================================================

                      ISG Resources, Inc. and Subsidiaries

11.  Condensed Consolidating Financial Information (continued)

The condensed consolidating balance sheet as of December 31, 2000 is as follows:

                                                              ISG        Manufactured        ISG
                           Consolidated   Eliminations     Resources       Products        Canada
                          -----------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash
    equivalents             $  6,986,725     $         -    $ 5,954,992    $ 1,054,079     $  (22,346)
  Accounts receivable         25,153,986               -     19,742,002      5,152,357         259,627
  Income tax receivable        2,196,988               -      2,208,061       (11,073)               -
  Inventories                  6,663,633               -      1,815,138      4,584,187         264,308
  Other current assets         1,909,215               -      1,811,949         97,266               -
                          -----------------------------------------------------------------------------
Total current assets          42,910,547               -     31,532,142     10,876,816         501,589

Property, plant and
equipment                     37,760,556               -     31,859,149      4,914,902         986,505

Intangible assets, net       171,600,956               -    140,921,426     30,679,530               -
Investment in subsidiaries             -    (43,078,999)     43,078,999              -               -
Other assets                      62,316               -         51,974         10,342               -
                          -----------------------------------------------------------------------------
Total assets                $252,334,375   $(43,078,999)   $247,443,690    $46,481,590      $1,488,094
                          =============================================================================

Liabilities and shareholder's
Current liabilities:
   Accounts payable          $10,704,637        $      -     $8,561,809     $2,082,000         $60,828
   Accrued expenses            7,082,306               -      6,743,155        287,260          51,891
   Other current liabilities     996,153               -        678,564        317,589               -
                          -----------------------------------------------------------------------------
Total current liabilities     18,783,096               -     15,983,528      2,686,849         112,719

Long-term debt               165,000,000               -    165,000,000              -               -
Deferred tax liabilities      37,702,524               -     37,702,524              -               -
Payable to Parent              2,244,022               -      2,244,022              -               -
Intercompany account
   payable                             -          22,774    (1,904,021)        738,496       1,142,751
Other liabilities              1,482,848               -      1,265,848        217,000               -

Shareholder's equity:
   Common Stock               34,745,050        (28,496)     34,745,050         28,496               -
   Cumulative translation
   adjustment                   (29,904)        (15,959)              -              -        (13,945)
   Additional paid in capital          -    (40,825,606)              -     40,552,265         273,341
   Retained (deficit)
     earnings                (7,593,261)     (2,231,712)    (7,593,261)      2,258,484        (26,772)
                          -----------------------------------------------------------------------------
Total shareholder's equity    27,121,885    (43,101,773)     27,151,789     42,839,245         232,624
                          -----------------------------------------------------------------------------
Total liabilities and
shareholder's equity        $252,334,375   $(43,078,999)   $247,443,690    $46,481,590      $1,488,094
                          =============================================================================

                      ISG Resources, Inc. and Subsidiaries

11.  Condensed Consolidating Financial Information (continued)

The condensed consolidating statement of operations for the year ended December 31, 2001 is as follows:

                                                                          ISG       Manufactured        ISG
                                    Consolidated     Eliminations      Resources      Products        Canada
                                    -------------- ----------------- -------------- ------------------------------
Revenues                             $216,230,759      $          -  $ 165,930,603   $ 48,662,571     $ 1,637,585
Costs and expenses:
Cost of products and services,
  excluding depreciation              158,227,608                 -    118,169,420     38,477,953       1,580,235
Depreciation and amortization          15,809,569                 -     13,268,749      2,440,193         100,627
Selling, general and administrative
  expenses                             25,019,279                 -     19,379,292      5,546,746          93,241
New product development                 2,308,010                 -      2,308,010              -               -
                                    -------------- ----------------- -------------- ------------------------------
                                      201,364,466                 -    153,125,471     46,464,892       1,774,103
                                    -------------- ----------------- -------------- ------------------------------
Operating income (loss)                14,866,293                 -     12,805,132      2,197,679       (136,518)
Equity interest in subsidiary income            -       (2,240,661)      2,240,661              -               -
Interest expense                     (16,968,174)                 -   (16,928,222)       (39,952)               -
Other income (expense), net               476,160                 -        256,708        224,978         (5,526)
                                    -------------- ----------------- -------------- ------------------------------
Income (loss) before income tax       (1,625,721)       (2,240,661)    (1,625,721)      2,382,705       (142,044)
Income tax expense                        915,409                 -        915,409              -               -
                                    -------------- ----------------- -------------- ------------------------------
Net income (loss)                    $(2,541,130)      $(2,240,661)   $(2,541,130)     $2,382,705      $(142,044)
                                    ============== ================= ============== ==============================

The condensed consolidating statement of operations for the year ended December 31, 2000 is as follows:

                                                                          ISG       Manufactured        ISG
                                    Consolidated     Eliminations      Resources      Products        Canada
                                    -------------- ----------------- -------------- ------------------------------
Revenues                            $ 180,901,861     $           -  $ 139,218,939   $ 41,009,405     $   673,517
Costs and expenses:
  Cost of products and services sold,
   excluding depreciation             133,092,574                 -    100,334,508     32,215,869         542,197
  Depreciation and amortization        14,954,431                 -     12,984,578      1,964,370           5,483
  Unsuccessful acquisition costs        1,525,386                 -      1,525,386              -               -
  Selling, general, and
   administrative expenses             26,326,402                 -     21,219,591      4,954,151         152,660
  New product development               2,331,510                 -      2,331,510              -               -
                                    -------------- ----------------- -------------- ------------------------------
                                      178,230,303                 -    138,395,573     39,134,390         700,340
                                    -------------- ----------------- -------------- ------------------------------
Operating income (loss)                 2,671,558                 -        823,366      1,875,015        (26,823)
Equity interest in subsidiary income            -       (2,014,930)      2,014,930              -               -
Interest expense                     (15,804,378)                 -   (15,784,193)       (20,185)               -
Miscellaneous income, net                 384,128                 -        197,205        186,872              51
                                    -------------- ----------------- -------------- ------------------------------
Income (loss) before income tax      (12,748,692)       (2,014,930)   (12,748,692)      2,041,702        (26,772)
Income tax expense (benefit)          (2,993,677)                 -    (2,993,677)              -               -
                                    -------------- ----------------- -------------- ------------------------------
Net income (loss)                   $ (9,755,015)     $ (2,014,930)  $ (9,755,015)    $ 2,041,702      $ (26,772)
                                    ============== ================= ============== ==============================

                                      F-31

                      ISG Resources, Inc. and Subsidiaries

11.  Condensed Consolidating Financial Information (continued)

The condensed consolidating statement of cash flow information for the year ended December 31, 2001 is as follows:

                                                                                 ISG       Manufactured        ISG
                                              Consolidated   Eliminations     Resources      Products        Canada
                                              -------------  -------------- -------------- --------------  ------------
Net cash provided by operating activities     $ 14,711,194     $ (777,045)   $ 12,900,807    $ 2,444,315     $ 143,117

Net cash provided by (used in) investing
activities                                     (5,743,900)         799,915    (3,649,175)    (3,021,319)       126,679

Net cash provided by financing activities        1,795,869               -      1,795,869              -             -

Effect of exchange rate changes on cash
  and cash equivalents                            (25,732)        (22,870)              -              -       (2,862)
                                              -------------------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                   10,737,431               -     11,047,501      (577,004)       266,934

Cash and cash equivalents at beginning
of period                                        6,986,725               -      5,954,992      1,054,079      (22,346)
                                              -------------------------------------------------------------------------
Cash and cash equivalents at end of period    $ 17,724,156             $ -   $ 17,002,493      $ 477,075     $ 244,588
                                              =========================================================================

The condensed consolidating statement of cash flow information for the year ended December 31, 2000 is as follows:

                                                                                ISG       Manufactured        ISG
                                             Consolidated   Eliminations     Resources      Products         Canada
                                             -------------  -------------- -------------- --------------  -------------
Net cash provided by (used in) operating
activities                                   $    683,795     $ (770,097)   $  (515,406)   $  2,401,804    $ (432,506)

Net cash provided by (used in) investing
activities                                   (35,982,596)         786,056   (35,845,032)    (1,347,725)        424,105

Net cash provided by financing activities      42,315,430               -     42,315,430              -              -

Effect of exchange rate changes on cash
  and cash equivalents                           (29,904)        (15,959)              -                      (13,945)
                                             --------------------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                   6,986,725               -      5,954,992      1,054,079       (22,346)

Cash and cash equivalents at beginning
of period                                               -               -              -              -              -
                                             --------------------------------------------------------------------------
Cash and cash equivalents at end of period    $ 6,986,725             $ -    $ 5,954,992    $ 1,054,079     $ (22,346)
                                             ==========================================================================