Form 10-Q
period 2002-03-31
ISG RESOURCES INC
filed 2002-05-08
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2002
                                  --------------------------

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
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)


                      Utah                             87-0619697
         ---------------------------------          ------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)


          136 East South Temple, Suite 1300, Salt Lake City, Utah 84111
       ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 6, 2002 :
                                                                   ------------


     Classes of Common Stock                 Number of shares outstanding
  ----------------------------------     -----------------------------------
      Common Stock, no par value                              100

                               ISG Resources, Inc.

                                  ------------

                               INDEX TO FORM 10-Q


                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements                                                         Page
         --------------------                                                         ----

         Condensed Consolidated Balance Sheets --
         March 31, 2002 and December 31, 2001.......................................... 1

         Unaudited Condensed Consolidated Statements of Operations --
         Three months ended March 31, 2002 and 2001 ................................... 2

         Unaudited Condensed Consolidated Statements of Comprehensive Loss  --
         Three months ended March 31, 2002 and 2001 ................................... 3

         Unaudited Condensed Consolidated Statements of Cash Flows --
         Three months ended March 31, 2002 and 2001 ................................... 4

         Notes to Unaudited Condensed Consolidated Financial Statements ............... 5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................................. 9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

          There have been no significant changes since the annual report on Form
          10-K filed for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K  ............................................ 13
         --------------------------------

                      ISG Resources, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                             --------------------------------------------
                                                                   March 31,           December 31,
                                                               2002 (Unaudited)            2001
                                                             --------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                     $  14,422,927               $ 17,724,156
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of
          $526,741 and $440,000, respectively                       26,444,739                 25,302,639
      Retainage receivable                                             268,025                    257,989
      Other receivables                                                605,912                    692,828
   Deferred tax assets                                                 630,178                    630,178
   Income tax receivable                                               441,473                          -
   Inventories                                                       9,966,946                  8,528,976
   Other current assets                                              1,579,519                  1,604,691
                                                             --------------------------------------------
Total current assets                                                54,359,719                 54,741,457

Property, plant and equipment, net of accumulated
   depreciation of $19,649,904 and $18,126,675, respectively        39,557,771                 38,118,552
Intangible assets, net                                              81,945,200                 83,329,546
Goodwill                                                            73,848,153                 73,848,153
Debt issuance costs, net                                             3,475,205                  3,687,475
Other assets                                                            93,706                     93,706
                                                             --------------------------------------------
Total assets                                                    $  253,279,754              $ 253,818,889
                                                             ============================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                              $  15,314,158                $14,287,253
   Accrued liabilities:
      Payroll                                                        1,902,263                  2,775,553
      Interest                                                       4,803,319                  2,380,899
      Other                                                          1,033,482                  1,924,450
   Income taxes payable                                                      -                     10,872
   Other current liabilities                                         2,020,559                  1,951,850
                                                             --------------------------------------------
Total current liabilities                                           25,073,781                 23,330,877

Long-term debt                                                     164,043,900                164,643,900
Deferred tax liability                                              35,268,499                 35,726,641
Payable to Industrial Services Group                                 4,796,444                  4,796,444
Other liabilities                                                      928,227                    766,004

Shareholder's equity:
   Common stock, no par value; 100 shares
    authorized, issued and outstanding                              34,745,050                 34,745,050
   Cumulative foreign currency translation adjustment                  (93,174)                   (55,636)
   Retained deficit                                                (11,482,973)               (10,134,391)
                                                             --------------------------------------------
Total shareholder's equity                                          23,168,903                 24,555,023
                                                             --------------------------------------------
Total liabilities and shareholder's equity                       $ 253,279,754              $ 253,818,889
                                                             ============================================

See accompanying notes.


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations


                                                    -------------------------------------------
                                                              Three Months Ended
                                                                  March 31,
                                                    -------------------------------------------
                                                            2002                   2001
                                                    -------------------------------------------
Revenues:
   Product revenues                                     $  37,865,410        $   33,743,400
   Service revenues                                         6,690,566             7,941,985
                                                    -------------------------------------------
                                                           44,555,976            41,685,385

Costs and expenses:
   Cost of product revenues, excluding depreciation         28,739,832           27,014,293
   Cost of service revenues, excluding depreciation          4,944,213            5,407,058
   Depreciation and amortization                             2,970,985            4,144,787
   New product development                                     649,709              595,218
   Selling, general and administrative expenses              6,079,294            5,852,402
                                                    -------------------------------------------
                                                            43,384,033           43,013,758
                                                    -------------------------------------------
Operating income (loss)                                      1,171,943           (1,328,373)

Interest income                                                 58,336              147,813
Interest expense                                            (3,692,241)          (4,366,914)
Other income                                                   282,365               33,997
                                                    -------------------------------------------
Loss before income taxes                                    (2,179,597)          (5,513,477)
Income tax benefit                                             831,015            1,802,560
                                                    -------------------------------------------
Net loss                                                $   (1,348,582)      $   (3,710,917)
                                                    ===========================================

See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
             Unaudited Consolidated Statement of Comprehensive Loss


                                              ----------------------------------
                                                  Three months ended March 31
                                                    2002              2001
                                              ----------------------------------

Net loss                                        $(1,348,582)    $(3,710,917)
Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustment           37,538         (12,131)
                                              ----------------------------------
Comprehensive loss                              $(1,311,044)    $(3,723,048)
                                              ==================================


                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                       ---------------------------------
                                                              Three Months Ended
                                                                  March 31,
                                                       ---------------------------------
                                                            2002             2001
                                                       ---------------------------------
Operating activities
Net loss                                                 $ (1,348,582)    $ (3,710,917)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                          2,970,985        4,144,787
     Amortization of debt issuance costs                      253,696          220,913
     Gain on disposal of fixed assets                          (4,927)          (6,078)
     Deferred income taxes                                   (458,142)        (380,295)
     Changes in operating assets and liabilities:
         Receivables                                       (1,065,220)        (745,608)
         Inventory                                         (1,437,970)        (976,214)
         Other current and non-current assets                  25,172           53,980
         Accounts payable and accrued expenses              1,685,067        5,571,080
         Other current and non-current liabilities           (221,413)        (414,782)
                                                       ---------------------------------
Net cash provided by operating activities                     398,666        3,756,866

Investing activities
Purchases of property, plant and equipment                 (3,058,431)      (2,501,651)
Proceeds on sale of property, plant and equipment              37,500           34,782
                                                       ---------------------------------
Net cash used in investing activities                      (3,020,931)      (2,466,869)

Financing activities
Payments on long-term debt                                   (600,000)               -
Debt issuance costs incurred                                  (41,426)               -
                                                       ---------------------------------
Net cash used in financing activities                        (641,426)               -

Effect of exchange rate changes on cash and
    cash equivalents                                          (37,538)          12,131
                                                       ---------------------------------
Net increase (decrease) in cash and cash equivalents       (3,301,229)       1,302,128
Cash and cash equivalents at beginning of period           17,724,156        6,986,725
                                                       ---------------------------------
Cash and cash equivalents at end of period               $ 14,422,927      $ 8,288,853
                                                       =================================

Cash paid for interest                                      $ 971,486        $ 370,957
Cash paid (received) for income taxes                        $ 57,995       $ (415,403)



See accompanying notes.

                               ISG RESOURCES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

ISG Resources, Inc., a Utah corporation (the "Company"), is a wholly owned subsidiary of Industrial Services Group, Inc. ("ISG"). ISG was formed in September 1997 and, through merger and acquistion, acquired the following entities: JTM Industries, Inc. ("JTM"); Pozzolanic Resources, Inc. ("Pozzolanic"); Power Plant Aggregates of Iowa, Inc. ("PPA"); Michigan Ash Sales Company, d.b.a. U. S. Ash Company, together with two affiliated companies, U.S. Stabilization, Inc. and Flo Fil Company, Inc., (collectively, "U.S. Ash"); Fly Ash Products, Inc. ("Fly Ash Products); Best Masonry & Tool Supply ("Best"); Mineral Specialties, Inc. ("Specialties"); Irvine Fly Ash, Inc. ("Irvine"); Lewis W. Osborne, Inc. ("Osborne"); United Terrazzo Supply Co., Inc. ("Terrazzo"); Magna Wall, Inc. ("Magna Wall"); Don's Building Supply L.L.P. ("Don's); Palestine Concrete Tile Company, Inc. and certain associated real property (collectively, "Palestine"); and certain fixed and intangible assets from Hanson Aggregates West, Inc. ("Hanson").

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

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Form 10-K for the fiscal year ended December 31, 2001.

The consolidated balance sheet at December 31, 2001 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

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

3.       New Product Development Costs

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $579,909 and $516,635 for the three months ended March 31, 2002 and March 31, 2001, respectively, were made for research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. Expenditures of $69,800 and $78,583 for the three months ended March 31, 2002 and March 31, 2001, respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs as they are incurred.

4.       Inventories

The Company accounts for inventory balances using the lower of cost or market method on a first-in, first-out basis. Inventories consist of:


                                     March 31,             December 31,
                                       2002                   2001
                                -------------------- ---------------------
         Raw Materials              $  1,148,481             $   958,796
         Finished Goods                8,818,465               7,570,180
                                -------------------- ---------------------
                                      $9,966,946             $ 8,528,976
                                ==================== =====================

5.   Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with the guidelines of this accounting principle, goodwill and indefinite lived intangible assets are no longer amortized, but will be assessed for impairment on at least an annual basis.

Pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized intangible assets including evaluation of the remaining useful lives of its intangibles. The Company believes the useful lives of its intangible assets are appropriate.

Provided below is a reconciliation of previously reported financial statement information to adjusted amounts that reflect the elimination of goodwill amortization:

                                                     March 31,     March  31,
                                                        2002          2001
                                                   ------------- ---------------
Net loss:
      As reported                                  $(1,348,582)    $(3,710,917)
      Add back: Goodwill amortization, net of tax            -       1,013,853
                                                   ------------- ---------------
Adjusted net loss                                  $(1,348,582)    $(2,697,064)
                                                   ============= ===============

The following table as of March 31, 2002, summarizes the gross carrying value and accumulated amortization for each major class of intangible asset based on the Company's reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

                         Gross Carrying      Accumulated     Amortizable
                              Amount         Amortization         Life
                         ------------------ --------------- -----------------
Supply contracts           $ 100,227,490     $ 20,679,785   10 to 20 years
Patents                        2,446,583          574,088         19 years
Licenses                       1,000,000          475,000        40 months
                         ------------------ ---------------
Total amortizable
  intangible assets        $ 103,674,073     $ 21,728,873
                         ================== ===============

The total intangible amortization expense for these assets for the quarters ended March 31, 2002 and 2001 was $1.4 million and $1.7 million, respectively.

The estimated amortization expense for the next five fiscal years beginning January 1, 2002 is as follows:

     For the year ended December 31, 2002         $5,497,213
     For the year ended December 31, 2003          5,497,213
     For the year ended December 31, 2004          5,197,213
     For the year ended December 31, 2005          5,197,213
     For the year ended December 31, 2006          5,197,213

The transitional accounting provisions of SFAS No. 142 require the Company to identify and measure goodwill impairment at each of its reporting units. For purposes of this measurement, the Company identified three reporting units. The Company is in the process of evaluating the impairment, if any, of the goodwill, in these three reporting units. Under the transitional accounting provisions of SFAS No. 142, the Company is required to complete Step 1 (determining and comparing the fair value of the reporting units to the reporting units' carrying value) of the transitional impairment test within six months of adopting SFAS No. 142. If Step 1 of the goodwill impairment test is failed in any of the reporting units, thereby indicating a potential impairment, the Company is required to complete Step 2 of the test for that reporting unit as soon as possible, but no later than the end of 2002. Under Step 2, the Company is required to calculate the implied fair value of goodwill and compare it to the carrying value of goodwill.

6.     Long-term Debt

Long-term debt consists of the following:

                                               March 31,          December 31,
                                                  2002                2001
                                             ---------------- ------------------
     10% Senior Subordinated Notes due 2008     $100,000,000    $   100,000,000
     Secured Credit Facility                      64,043,900         64,643,900
                                             ---------------- ------------------
                                                $164,043,900    $   164,643,900
                                             ================ ==================

At March 31, 2002, $64,043,900 million of the Secured Credit Facility was outstanding, with no amount being unused and available.

7.     Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires alternative accounting treatment of assets which are in the process of retirement. The Company was required to adopt SFAS No. 143 effective January 1, 2002. As expected, there was no significant effect on results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). The Company was required to adopt SFAS No. 144 effective January 1, 2002. The Company currently has no indicators of impairment of any of its long-lived assets. As such, adoption of this statement had no impact on the Company's financial statements.

8.    Reportable Segments

As discussed in note 2, the Company operates in two reportable segments: the CCP division and the manufacturing products division. The CCP division consists primarily of three operating regions that manage and market CCPs in North America. The manufacturing products division consists of six legal entities:
Best, Osborne, Terrazzo, Magna Wall, Palestine, and Don's. The Company's two reportable segments are managed separately based on fundamental differences in their operations.

The Company evaluates financial performance based on earnings from operations before interest expense, income taxes, depreciation, and amortization (EBITDA). The Company derives a majority of its revenues from CCP sales and the chief operating decision makers rely on EBITDA to assess the performance of the segments and make decisions about resources to be allocated to the segments. Accordingly, EBITDA is included in the information reported below. Certain expenses are maintained at the Company's corporate headquarters and are not allocated to the segments. Such expenses primarily include interest expense, corporate overhead costs, and certain non-recurring gains and losses. Inter-segment sales are generally accounted for at cost and are eliminated in consolidation.

Amounts included in the "Other" column include financial information for the Company's corporate, R&D and other administrative business units.

In adopting SFAS No. 142, the Company reevaluated the allocation of certain intangible assets to the segments. Information for the three months ended March 31, 2001 has been restated to conform to this revised presentation.

Information about reportable segments, and reconciliation of such information to the consolidated totals as of and for the three months ended March 31, 2002 and March 31, 2001, is as follows:

                                                     Manufacturing                           Consolidated
                                       CCP              Products             Other              Total
                                ------------------ ------------------- ------------------ -------------------
Three months ended 3/31/02:
Revenue                              $ 33,015,134        $ 11,471,686           $ 69,156        $ 44,555,976
EBITDA                                  5,933,595           1,152,543         (2,602,509)          4,483,629
Depreciation and
   Amortization                         2,712,053             185,800             73,132           2,970,985
Goodwill                               44,832,605          29,015,548                  -          73,848,153
Total Assets                          184,363,598          48,260,959         20,655,197         253,279,754
Expenditures for PP&E                   2,761,632             126,248            170,551           3,058,431

Three months ended 3/31/01:
Revenue                              $ 30,015,729        $ 11,606,355           $ 63,301        $ 41,685,385
EBITDA                                  4,734,279             976,288         (2,712,343)          2,998,224
Depreciation and
   Amortization                         3,468,665             613,925             62,196           4,144,787
Goodwill                               46,626,175          30,263,536                  -          76,889,711
Total Assets                          189,989,829          47,400,620         16,689,698         254,080,147
Expenditures for PP&E                   2,101,980             324,211             75,460           2,501,651


9.       Condensed Consolidating Financial Information

The Company's debt facilities are guaranteed by domestic subsidiaries only. ISG Canada was formed in 2000 and had minimal operations in comparison to consolidated results. Because ISG Canada's operations increased during 2001, it is no longer considered a "minor" subsidiary as defined under Regulation S-X Rule 3-10. As such, the Company is required to disclose condensed consolidating financial information in its periodic reports.


The condensed consolidating balance sheet as of March 31, 2002 is as follows:

                                                              ISG         Manufactured          ISG
                           Consolidated   Eliminations     Resources        Products           Canada
                          --------------------------------------------------------------- -----------------
Assets
Current assets:
Cash and cash equivalents   $ 14,422,927    $          -   $ 13,540,881      $   724,837         $ 157,209
Accounts receivable           27,318,676               -     20,439,140        6,776,577           102,957
     Inventories               9,966,946               -      4,684,274        4,960,534           322,138
     Other current assets      2,651,170               -      2,525,083          123,922             2,165
                          --------------------------------------------------------------- -----------------
Total current assets          54,359,719               -     41,189,378       12,585,870           584,469

Property, plant and           39,557,771               -     32,085,385        6,659,541           812,845
equipment

Intangible assets, net        85,420,405               -     85,420,407                -                 -
Goodwill                      73,848,153               -     44,832,605       29,015,548                 -
Investment in subsidiaries             -    (46,519,157)     46,519,157                -                 -
Other assets                      93,706               -         93,706                -                 -
                          ---------------------------------------------------------------------------------
Total assets               $ 253,279,754  $ (46,519,157)   $250,140,638      $48,260,959       $ 1,397,314
                          =============================================================== =================

Liabilities and shareholder's
  equity
Current liabilities:
Accounts payable            $ 15,314,158      $        -   $ 12,487,532      $ 2,826,626          $      -
Accrued expenses               7,739,064               -      7,656,787           80,739             1,538
Other current liabilities      2,020,559               -      1,356,978          656,512             7,069
                          --------------------------------------------------------------- -----------------
Total current liabilities     25,073,781                     21,501,297        3,563,877             8,607

Long-term debt               164,043,900               -    164,043,900                -                 -
Deferred tax liabilities      35,268,499               -     35,268,499                -                 -
Payable to Parent              4,796,444               -      4,796,444                -                 -
Intercompany account                   -          36,509        921,117      (2,070,887)         1,113,261
payable
Other liabilities                928,227               -        347,304          580,923                 -

Shareholder's equity:
Common stock                  34,745,050        (28,496)     34,745,050           28,496                 -
Cumulative translation          (93,174)        (76,409)              -                -          (16,765)
adjustment
Additional paid in capital             -    (41,049,814)              -       40,552,264           497,550
Retained (deficit)          (11,482,973)     (5,400,947)   (11,482,973)        5,606,286         (205,339)
 earnings
                          --------------------------------------------------------------- -----------------
Total shareholder's equity    23,168,903    (46,555,666)     23,262,077       46,187,046           275,446
                          --------------------------------------------------------------- -----------------
Total liabilities and
  shareholder's equity     $ 253,279,754  $ (46,519,157)  $ 250,140,638     $ 48,260,959       $ 1,397,314
                          =============================================================== =================


The condensed consolidating balance sheet as of December 31, 2001 is as follows:

                                                              ISG         Manufactured          ISG
                           Consolidated   Eliminations     Resources        Products           Canada
                          --------------------------------------------------------------- -----------------
Assets
Current assets:
Cash and cash equivalents   $ 17,724,156   $           -   $ 17,002,493    $     477,075         $ 244,588
Accounts receivable           26,253,456               -     20,182,923        5,875,011           195,522
Inventories                    8,528,976               -      3,923,243        4,544,632            61,101
Other current assets           2,234,869               -      2,095,752          139,117                -
                           -------------------------------------------------------------- -----------------
Total current assets          54,741,457               -     43,204,411       11,035,835           501,211

Property, plant and           38,118,552               -     30,533,497        6,745,493           839,562
equipment

Intangible assets, net        87,017,021               -     87,017,021                -                 -
Goodwill, net                 73,848,153               -     44,832,605       29,015,548                 -
Investment in subsidiaries             -   $ (45,476,666)    45,476,666                -                 -
Other assets                      93,706               -         93,706                -                 -
                          ---------------------------------------------------------------------------------
Total assets               $ 253,818,889   $ (45,476,666) $ 251,157,906     $ 46,796,876       $ 1,340,773
                          =============================================================== =================

Liabilities and shareholder's
   equity
Current liabilities:
 Accounts payable            $14,287,253      $        -   $ 12,411,354      $ 1,875,899             $  -
 Accrued expenses              7,080,902               -      6,875,103          205,799                -
 Other current liabilities     1,962,722               -      1,427,299          505,484            29,939
                          --------------------------------------------------------------- -----------------
Total current liabilities     23,330,877               -     20,713,756        2,587,182            29,939

Long-term debt               164,643,900               -    164,643,900                -                 -
Deferred tax liabilities      35,726,641               -     35,726,641                -                 -
Payable to Parent              4,796,444               -      4,796,444                -                 -
Intercompany account                   -          23,201         27,888      (1,120,636)         1,069,547
payable
Other liabilities                766,004               -        638,618          127,386                 -

Shareholder's equity:
Common stock                  34,745,050        (28,496)     34,745,050           28,496                 -
Cumulative translation
adjustment                      (55,636)        (38,829)              -                -          (16,807)
 Additional paid in                    -    (40,960,169)              -       40,533,259           426,910
 capital
 Retained (deficit)         (10,134,391)     (4,472,373)   (10,134,391)        4,641,189         (168,816)
 earnings
                          --------------------------------------------------------------- -----------------
Total shareholder's equity    24,555,023    (45,499,867)     24,610,659       45,202,944           241,287
                          --------------------------------------------------------------- -----------------
Total liabilities and
  shareholder's equity     $ 253,818,889  $ (45,476,666)  $ 251,157,906     $ 46,796,876       $ 1,340,773
                          =============================================================== =================




The condensed  consolidating statement of operations for the quarter ended March
31, 2002 is as follows:

                                                                          ISG       Manufactured        ISG
                                    Consolidated     Eliminations      Resources      Products        Canada
                                    -------------- ----------------- -------------- ------------------------------
Revenues                           $  44,555,976     $         -     $ 32,977,756   $ 11,471,686     $ 106,534
Costs and expenses:
Cost of products and services,        33,684,045               -       24,593,636      8,984,971       105,438
  excluding depreciation
Depreciation and amortization          2,970,985               -        2,760,486        185,800        24,699
Selling, general and administrative
  expenses                             6,079,294               -        4,691,434      1,382,094         5,766
New product development                  649,709               -          649,709              -             -
                                    -------------- ----------------- -------------- ------------------------------
                                      43,384,033               -       32,695,265     10,552,865       135,903
                                    -------------- ----------------- -------------- ------------------------------
Operating income (loss)                1,171,943               -          282,491        918,821       (29,369)
Equity interest in subsidiary income           -        (928,115)         928,115              -             -
Interest expense                      (3,692,241)              -       (3,682,982)        (1,646)       (7,613)
Other income, net                        340,701               -          292,779         47,922             -
                                    -------------- ----------------- -------------- ------------------------------
Income (loss) before income tax       (2,179,597)       (928,115)      (2,179,597)       965,097       (36,982)
Income tax  benefit                      831,015               -          831,015              -             -
                                    -------------- ----------------- -------------- ------------------------------
Net income (loss)                   $ (1,348,582)     $ (928,115)     $(1,348,582)     $ 965,097      $(36,982)
                                    ============== ================= ============== ==============================


The condensed  consolidating statement of operations for the quarter ended March
31, 2001 is as follows:

                                                                          ISG       Manufactured        ISG
                                    Consolidated     Eliminations      Resources      Products        Canada
                                    -------------- ----------------- -------------- ------------------------------
Revenues                          $  41,685,385      $   (88,809)    $ 29,974,419   $11,606,355       $ 193,420
Costs and expenses:
Cost of products and services,
excluding depreciation               32,421,351                -       22,990,252     9,252,547         178,552
Depreciation and amortization         4,144,787                -        3,514,777       613,925          16,085
Selling, general, and
administrative expenses               5,852,402                -        4,457,152     1,386,473           8,777
New product development                 595,218                -          595,218             -               -
                                    -------------- ----------------- -------------- ------------------------------
                                     43,013,758                -       31,557,399    11,252,945         203,414
                                    -------------- ----------------- -------------- ------------------------------
Operating income (loss)              (1,328,373)         (88,809)      (1,582,980)      353,410          (9,994)
Equity interest in subsidiary income          -         (355,008)         355,008             -               -
Interest expense                     (4,366,914)               -       (4,366,914)            -               -
Other income, net                       181,810           88,809           81,409        11,592               -
                                    -------------- ----------------- -------------- ------------------------------
Income (loss) before income tax      (5,513,477)        (355,008)      (5,513,477)      365,002          (9,994)
Income tax benefit                    1,802,560                -        1,802,560             -               -
                                    -------------- ----------------- -------------- ------------------------------
Net income (loss)                  $ (3,710,917)      $ (355,008)     $(3,710,917)   $  365,002       $ (9,994)
                                    ============== ================= ============== ==============================


The condensed consolidating statement of cash flow information for the quarter ended March 31, 2002 is as follows:

                                                                            ISG       Manufactured        ISG
                                         Consolidated   Eliminations     Resources      Products        Canada
                                         -------------  -------------- -------------- --------------  ------------
Net cash provided by (used in) operating  $   398,666        $ 72,027     $  252,177      $ 278,715   $ (204,253)
activities

Net cash provided by (used in) investing
activities                                 (3,020,931)        (34,448)    (3,072,363)       (30,953)     116,833

Net cash (used in) financing activities      (641,426)              -       (641,426)             -            -

Effect of exchange rate changes on cash
  and cash equivalents                        (37,538)        (37,579)             -              -           41
                                         -------------------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                              (3,301,229)              -     (3,461,612)       247,762      (87,379)

Cash and cash equivalents at beginning
of period                                  17,724,156               -     17,002,493        477,075      244,588
                                         -------------------------------------------------------------------------
Cash and cash equivalents at end of      $ 14,422,927          $    -   $ 13,540,881      $ 724,837     $157,209
period
                                         =========================================================================



The condensed consolidating statement of cash flow information for the quarter ended March 31, 2001 is as follows:

                                                                            ISG       Manufactured        ISG
                                         Consolidated   Eliminations     Resources      Products         Canada
                                         -------------  -------------- -------------- --------------  -------------
Net cash provided by (used in) operating  $ 3,756,866       $ (84,394)   $ 3,708,395     $  242,577    $ (109,712)
activities

Net cash provided by (used in) investing
activities                                 (2,466,869)         69,242     (2,315,856)      (527,205)      306,950

Effect of exchange rate changes on cash
  and cash equivalents                         12,131          15,152              -              -        (3,021)
                                         --------------------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                               1,302,128               -      1,392,539       (284,628)      194,217

Cash and cash equivalents at beginning
of period                                   6,986,725               -      5,954,992      1,054,079       (22,346)
                                         --------------------------------------------------------------------------
Cash and cash equivalents at end of       $ 8,288,853         $     -    $ 7,347,531      $ 769,451      $171,871
period
                                         ==========================================================================


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The  following  discussion  and analysis of financial  condition  and results of
operations   should  be  read  in  conjunction  with  the  Unaudited   Condensed
Consolidated Financial Statements and Notes thereto included elsewhere herein.

General

ISG Resources, Inc., a Utah corporation (the "Company"), is a wholly owned subsidiary of Industrial Services Group, Inc. ("ISG"). ISG was formed in September 1997 and, through merger and acquistion, acquired the following entities: JTM Industries, Inc. ("JTM"); Pozzolanic Resources, Inc. ("Pozzolanic"); Power Plant Aggregates of Iowa, Inc. ("PPA"); Michigan Ash Sales Company, d.b.a. U. S. Ash Company, together with two affiliated companies, U.S. Stabilization, Inc. and Flo Fil Company, Inc., (collectively, "U.S. Ash"); Fly Ash Products, Inc. ("Fly Ash Products); Best Masonry & Tool Supply ("Best"); Mineral Specialties, Inc. ("Specialties"); Irvine Fly Ash, Inc. ("Irvine"); Lewis W. Osborne, Inc. ("Osborne"); United Terrazzo Supply Co., Inc. ("Terrazzo"); Magna Wall, Inc. ("Magna Wall"); Don's Building Supply L.L.P. ("Don's); Palestine Concrete Tile Company, Inc. and certain associated real property (collectively, "Palestine"); and certain fixed and intangible assets from Hanson Aggregates West, Inc. ("Hanson").

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

Results of Operations

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

Revenues. Revenues were $44.6 million in the first quarter of 2002, representing an increase of $2.9 million or 6.9%, as compared to revenues of $41.7 million in the first quarter of 2001. Product revenues increased to $37.9 million in the first quarter of 2002 from $33.7 million in the first quarter of 2001, representing an increase of $4.1 million or 12.5%. Service revenues decreased to $6.7 million in the first quarter of 2002 from $7.9 million in the first quarter of 2001, representing a decrease of $1.2 million or 15.2%. This increase results from 1) increased revenue in the California market; and 2) other overall revenue increases from new customers. New terminals were opened in the California market and volume increased substantially in the southern California area from new customers in that market. The decrease in service revenues is due primarily to a decrease in construction services during the first quarter of 2002 as compared to the first quarter of 2001.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $28.7 million in the first quarter of 2002, representing an increase of $1.7 million or 6.4%, as compared to cost of product revenues, excluding depreciation, of $27.0 million in the first quarter of 2001. The increase in the cost of product revenues is as a result of an increase in volume noted above. As a percentage of product revenues, cost of product revenues, excluding depreciation, decreased to 75.9% in the first quarter of 2002 from 80.1% in the first quarter of 2001. This increase in product margins is primarily due to higher margins related to higher quality ash production, with an increased focus on enhancing margins, together with manufactured product division margin increases as a result of better pricing and product cost control.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation was $4.9 million in the first quarter of 2002, representing a decrease of $.5 million or 8.6%, as compared to cost of service revenues, excluding depreciation, of $5.4 million in the first quarter of 2001. This decrease is due primarily to a decrease in revenue as discussed above. As a percentage of service revenues, cost of service revenues, excluding depreciation, increased to 73.9% in the first quarter of 2002 from 68.1% in the first quarter of 2001. This decline in margin is primarily the result of continuing fixed costs as applied against declining revenues.

Depreciation and Amortization. Depreciation and amortization was $3.0 million in the first quarter of 2002, representing a decrease of $1.1 million or 28.3%, as compared to depreciation and amortization of $4.1 million in the first quarter of 2001. This decrease resulted primarily from the adoption of SFAS No. 142 as described below. See also the notes to the financial statement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $6.1 million in the first quarter of 2002, representing an increase of $0.2 million or 3.9%, as compared to SG&A expenses of $5.9 million in the first quarter of 2001. SG&A expenses as a percent to total revenues declined from 14.0% in 2001 to 13.6% in 2002. This decrease in the percentage SG&A expenses to total revenue is primarily due to a reduction of sales personnel to streamline marketing efforts and reductions in back office personnel as computerized functions became more efficient.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures for scientific research and development in the first quarter of 2002 and 2001 remained fairly constant at $0.6 million. Expenditures for new market development in the first quarter of 2002 and 2001 also remained fairly constant at $0.07 million. The continuation of new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense decreased to $3.7 million in the first quarter of 2002 from $4.4 million in the first quarter of 2001, primarily as a result of a decrease in interest rates on the Company's lines of credit and the decrease in outstanding indebtedness on the line of credit. The average interest rate during the first quarter of 2002 was 6.05% as compared to 10.13% during the same quarter of 2001.

Income Taxes. Income tax benefit was $0.8 million in the first quarter of 2002, representing a decrease of $1.0 million as compared to income tax benefit of $1.8 million in the first quarter of 2001. This decrease in income tax benefit reflects a decrease in the loss before taxes in the first quarter of 2002, primarily resulting from decreased interest expense, increased revenues, and a decrease in the cost of product revenues. The effective tax rate increased from 33% in the first quarter of 2001 to 38% in the first quarter of 2002 as a result of the discontinuation of goodwill amortization. Such goodwill amortization has previously not been deductible for tax purposes.

Net Income. As a result of the factors discussed above, net loss decreased to $1.4 million in the first quarter of 2002 from a $3.7 million net loss in the first quarter of 2001.

Liquidity and Capital Resources

The Company financed the 1998 and 1999 Acquisitions through the issuance of $100.0 million, 10% Senior Subordinated Notes due in 2008 and borrowings on its Secured Credit Facility (as subsequently amended and restated). The Company financed the acquisition of Palestine by obtaining a $15.0 increase in the Secured Credit Facility on May 26, 2000 (discussed below) and receiving an equity contribution of approximately $9.7 million from ISG on April 19, 2000. Operating and capital expenditures have been financed primarily through cash flow from operations and borrowings under the Secured Credit Facility.

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

At March 31, 2002, the Company had $14.4 million in cash and cash equivalents and $64 million of the Secured Credit Facility was outstanding, with no amount being unused and available. The Company had working capital of approximately $30 million, a decrease of $1 million from December 31, 2001, due to an increase in trade accounts payable and accrued interest and a decrease in cash as a result of fixed asset purchases, offset by increases in inventory and trade accounts receivable.

The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During the three months ended March 31, 2002, capital expenditures amounted to approximately $3.1 million. The Company typically expends cash in the first quarter as terminals and other facilities are built and replaced in preparation for the construction season in the second and third quarters. The Company expects that capital expenditures made in the ordinary course of business will be funded by cash flow from operations.

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

Critical Accounting Policies

The Company has not had significant changes to its accounting policies with the exception of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Under SFAS No. 142, the Company no longer amortizes its goodwill. However, the Company is required to assess goodwill for impairment at least annually at a level within the Company referred to as a reporting unit, as defined by SFAS No.
142. Impairment of goodwill is deemed to exist when the carrying amount of the goodwill for the reporting unit exceeds its implied fair value. In order to determine if such impairment exists, the Company is required to complete Step 1 (determining and comparing the fair value of the reporting units to the reporting units' carrying value) impairment test. Note that in the year of adoption, the Company is required to complete Step 1 within six months of adopting SFAS No. 142. If Step 1 of the goodwill impairment test is failed in any of the Company's reporting units, thereby indicating a potential impairment, the Company is required to complete Step 2 of the impairment test as soon as possible. In the year of adoption, this is required to be completed no later than the end of the year of adoption (December 31, 2002 for the Company). Under Step 2, the Company is required to calculate the implied fair value of goodwill and compare it to the carrying value of goodwill. The Company is currently in the process of completing Step 1 of the transitional accounting provisions of SFAS No. 142.

Under SFAS No. 144, the Company evaluates its long-lived assets other than goodwill (amortizable intangible assets, property, plant and equipment, and other such assets) for impairment. In order to perform this evaluation, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Consistent with SFAS No. 121, the Company continues to consider whether indicators of impairment of long-lived assets are present. If indicators exist, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to the assets in question are less than their carrying amount. If so, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. The Company currently has no indicators of impairment of any of its long-lived assets.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires alternative accounting treatment of assets which are in the process of retirement. The Company was required to adopt SFAS No. 143 effective January 1, 2002. As expected, there was no significant effect on results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). The Company was required to adopt SFAS No. 144 effective January 1, 2002. The Company currently has no indicators of impairment of any of its long-lived assets. As such, adoption of this statement had no impact on the Company financial statements.

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


Date:  May 7,2002                    ISG RESOURCES, INC.


                                     /s/ J. I. Everest
                                     ------------------------------
                                     J. I. Everest, II
                                     Chief Financial Officer and Treasurer
                                     (As  both a duly  authorized  officer  of
                                     the  Company  and as  principal
                                     financial officer of the Company)