Form 10-Q
period 2002-06-30
ISG RESOURCES INC
filed 2002-08-09
CIK 1063018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2002
                                        --------------------------

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                 -----------    -----------

Commission File Number:
                          -----------



                               ISG Resources, Inc.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


                      Utah                                 87-0619697
         ---------------------------------              ------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)


          136 East South Temple, Suite 1300, Salt Lake City, Utah 84111
        ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 25, 2002 :


     Classes of Common Stock                    Number of shares outstanding
  --------------------------------------     ----------------------------------
      Common Stock, no par value                                 100

                               ISG Resources, Inc.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements                                                      Page
         --------------------                                                      ----

         Condensed Consolidated Balance Sheets --
         June 30, 2002 and December 31, 2001                                         1

         Unaudited Condensed Consolidated Statements of Operations --
         Three months ended June 30, 2002 and 2001                                   2

         Unaudited Condensed Consolidated Statements of Operations --
         Six months ended June 30, 2002 and 2001                                     3

         Unaudited Condensed Consolidated Statements of Comprehensive Income --
         Three months ended June 30, 2002 and 2001                                   4

         Unaudited Condensed Consolidated Statements of Comprehensive Income --
         Six months ended June 30, 2002 and 2001                                     5

         Unaudited Condensed Consolidated Statements of Cash Flows --
         Six months ended June 30, 2002 and 2001                                     6

         Notes to Unaudited Condensed Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                              17

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
          There have been no significant changes since the annual report on Form
          10-K filed for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                           24


                      ISG Resources, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                      ------------------------------------------
                                                                           June 30,          December 31,
                                                                       2002 (Unaudited)          2001
                                                                      ------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                             $10,928,663               $ 17,724,156
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of
          $555,000 and $440,000, respectively                             35,597,861                 25,302,639
      Retainage receivable                                                   235,749                    257,989
      Other receivables                                                    1,156,622                    692,828
   Deferred tax assets                                                       696,974                    630,178
   Inventories                                                             8,660,241                  8,528,976
   Other current assets                                                    1,564,275                  1,604,691
                                                                      ------------------------------------------
Total current assets                                                      58,840,385                 54,741,457

Property, plant and equipment, net of accumulated depreciation of
   $20,894,818 and $18,126,675, respectively                              40,074,278                 38,118,552
Intangible assets, net                                                    80,580,597                 83,329,546
Goodwill                                                                  73,848,153                 73,848,153
Debt issuance costs, net                                                   3,243,316                  3,687,475
Other assets                                                                 123,596                     93,706
                                                                      ------------------------------------------
Total assets                                                            $256,710,325               $253,818,889
                                                                      ==========================================

Liabilities and shareholder's equity Current liabilities:
   Accounts payable                                                      $18,206,472                $14,287,253
   Accrued liabilities:
      Payroll                                                              1,549,933                  2,775,553
      Interest                                                             2,510,430                  2,380,899
      Other                                                                2,488,458                  1,924,450
   Income taxes payable                                                      932,884                     10,872
   Other current liabilities                                               1,840,395                  1,951,850
                                                              --------------------------------------------------
Total current liabilities                                                 27,528,572                 23,330,877

Long-term debt                                                           163,573,900                164,643,900
Deferred tax liability                                                    35,204,335                 35,726,641
Payable to Industrial Services Group                                       4,796,444                  4,796,444
Other liabilities                                                            340,652                    766,004

Shareholder's equity:
   Common stock, no par value; 100 shares
    authorized, issued and outstanding                                    34,745,050                 34,745,050
   Cumulative foreign currency translation adjustment                       (65,943)                    (55,636)
   Retained deficit                                                      (9,412,685)                (10,134,391)
                                                              --------------------------------------------------
Total shareholder's equity                                                25,266,422                 24,555,023
                                                              --------------------------------------------------
Total liabilities and shareholder's equity                              $256,710,325               $253,818,889
                                                              ==================================================


See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations

                                                             -------------------------------------------
                                                                       Three Months Ended
                                                                            June 30,
                                                             -------------------------------------------
                                                                     2002               2001
                                                             -------------------------------------------
Revenues:
   Product revenues                                                    $54,736,474      $51,442,426
   Service revenues                                                      7,410,951        8,674,633
                                                             -------------------------------------------
                                                                        62,147,425       60,117,059

Costs and expenses:
   Cost of product revenues, excluding depreciation                     39,772,588       38,357,167
   Cost of service revenues, excluding depreciation                      5,718,352        5,599,821
   Depreciation and amortization                                         2,931,191        3,873,482
   New product development                                                 470,321          569,600
   Selling, general and administrative expenses                          6,412,355        6,029,539
                                                             -------------------------------------------
                                                                        55,304,807       54,429,609
                                                             -------------------------------------------
Operating income                                                         6,842,618        5,687,450

Interest income                                                             24,675           94,377
Interest expense                                                        (3,592,627)      (4,007,377)
Other income (expense)                                                     200,836          (24,103)
                                                             -------------------------------------------
Income before income taxes                                               3,475,502        1,750,347
Income tax expense                                                      (1,405,214)      (1,046,774)
                                                             -------------------------------------------
Net income                                                             $ 2,070,288      $   703,573
                                                             ===========================================

See accompanying notes.



                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations


                                                             -------------------------------------------
                                                                        Six Months Ended
                                                                            June 30,
                                                             -------------------------------------------
                                                                     2002               2001
                                                             -------------------------------------------
Revenues:
   Product revenues                                            $    92,601,884      $     85,185,827
   Service revenues                                                 14,101,517            16,616,619
                                                             -------------------------------------------
                                                                   106,703,401           101,802,446


Costs and expenses:
   Cost of product revenues, excluding depreciation                  68,512,420           65,371,460
   Cost of service revenues, excluding depreciation                  10,662,565           11,006,878
   Depreciation and amortization                                      5,902,176            8,018,269
   New product development                                            1,120,030            1,164,818
   Selling, general and administrative expenses                      12,491,649           11,881,941
                                                             --------------------------------------------
                                                                     98,688,840           97,443,366
                                                             -------------------------------------------
Operating income                                                      8,014,561            4,359,080

Interest income                                                          83,011              242,190
Interest expense                                                     (7,284,868)          (8,374,291)
Other income                                                            483,201                9,891
                                                             -------------------------------------------
Income (loss) before income taxes                                     1,295,905           (3,763,130)
Income tax benefit (expense)                                           (574,199)             755,786
                                                             -------------------------------------------
Net income (loss)                                              $         721,706    $     (3,007,344)
                                                             ===========================================



See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
            Unaudited Consolidated Statement of Comprehensive Income


                                            -----------------------------------
                                                Three months ended June 30
                                                2002                2001
                                            -----------------------------------

Net income                                     $2,070,288       $703,573
Other comprehensive income net of tax:
   Foreign currency translation adjustment         27,231         13,230
                                            -----------------------------------
Comprehensive income                           $2,097,519       $716,803
                                            ===================================

See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
         Unaudited Consolidated Statement of Comprehensive Income (Loss)


                                               --------------------------------
                                                   Six months ended June 30
                                                  2002                2001
                                               --------------------------------

Net income (loss)                                  $721,706      $(3,007,344)
Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustment          (10,307)          25,361
                                               --------------------------------
Comprehensive income (loss)                        $711,399      $(2,981,983)
                                               ================================

See accompanying notes.

                      ISG Resources, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                         --------------------------------------
                                                                                   Six Months Ended
                                                                                       June 30,
                                                                         --------------------------------------
                                                                                 2002              2001
                                                                         --------------------------------------

Operating activities
Net income (loss)                                                          $      721,706       $ (3,007,344)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                              5,902,176          8,018,269
     Amortization of debt issuance costs                                          485,585            474,983
     Loss (gain) on disposal of fixed assets                                     (133,958)            29,983
     Deferred income taxes                                                       (589,102)        (1,129,947)
     Changes in operating assets and liabilities:
         Receivables                                                          (10,736,776)        (9,857,279)
         Inventory                                                               (131,265)          (137,298)
         Other current and non-current assets                                      10,526           (195,367)
         Accounts payable and accrued expenses                                  3,387,138          8,671,532
         Other current and non-current liabilities                                785,205          2,822,127
                                                                         --------------------------------------
Net cash (used in) provided by operating activities                              (298,765)         5,689,659

Investing activities
Purchases of property, plant and equipment                                     (5,540,870)        (5,068,561)
Proceeds on sale of property, plant and equipment                                 565,875             81,340
                                                                         --------------------------------------
Net cash used in investing activities                                          (4,974,995)        (4,987,221)

Financing activities
Payments on long-term debt                                                     (1,070,000)           (82,177)
Debt issuance costs incurred                                                      (41,426)           (90,000)
Payments on long-term liabilities                                                (400,000)                 -
                                                                         --------------------------------------
Net cash used in financing activities                                          (1,511,426)          (172,177)

Effect of exchange rate changes on cash and
    cash equivalents                                                              (10,307)            25,361
                                                                         --------------------------------------
Net increase (decrease) in cash and cash equivalents                           (6,795,493)           555,622
Cash and cash equivalents at beginning of period                               17,724,156          6,986,725
                                                                         --------------------------------------
Cash and cash equivalents at end of period                                 $   10,928,663       $  7,542,347
                                                                         ======================================

Cash paid for interest                                                     $    6,620,900       $  8,167,467
Cash paid (received) for income taxes                                      $      215,135       $ (2,028,047)


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

3.       New Product Development Costs

New product development costs consist of scientific research and development and market development expenditures. Expenditures of $414,085 and $510,883 for the three months ended June 30, 2002 and June 30, 2001, respectively, and expenditures of $993,994 and $1,027,518 for the six months ended June 30, 2002 and June 30, 2001, respectively, were made for research and development activities covering basic scientific research and application of scientific advances to the development of new and improved products and processes. Expenditures of $56,236 and $58,717 for the three months ended June 30, 2002 and June 30, 2001, respectively, and expenditures of $126,036 and $137,300 for the six months ended June 30, 2002 and June 30, 2001, respectively, were made for market development activities related to promising new and improved products and processes identified during research and development activities. The Company expenses all new product development costs as they are incurred.

4.       Inventories

The Company accounts for inventory balances using the lower of cost or market method on a first-in, first-out basis. Inventories consist of:


                                June 30,             December 31,
                                  2002                   2001
                           --------------------- ---------------------
         Raw Materials         $     999,119           $     958,796
         Finished Goods            7,661,122               7,570,180
                           --------------------- ---------------------
                                $  8,660,241           $   8,528,976
                           ===================== =====================

5.   Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the guidelines of this accounting principle, goodwill and indefinite lived intangible assets are no longer amortized, but will be assessed for impairment on at least an annual basis.

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

Provided below is a reconciliation of previously reported financial statement information to adjusted amounts that reflect the elimination of goodwill amortization:

                                            Six Months Ended                 Three Months Ended
                                     June 30, 2002     June 30, 2001      June 30, 2002      June 30, 2001
                                     ----------------- ------------------ ------------------ ----------------
Net income (loss):
    As reported                       $ 721,706         $ (3,007,344)      $  2,070,288       $    703,573
    Add back:
        Goodwill amortization
             net of tax                       -            2,027,704                  -          1,013,852
                                     ----------------- ------------------ ------------------ ----------------
Adjusted net income (loss)           $  721,706        $    (979,640)      $  2,070,288        $ 1,717,425
                                     ================= ================== ================== ================

The following table as of June 30, 2002, summarizes the gross carrying value and accumulated amortization for each major class of intangible asset based on the Company's reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

                                    June 30, 2002                     December 31, 2001
                         Gross Carrying       Accumulated       Gross Carrying    Accumulated       Amortizable
                             Amount           Amortization          Amount        Amortization          Life
                        ------------------ ------------------- ----------------- --------------- -------------------
Supply contracts             $100,148,521         $21,858,228      $100,227,490     $19,402,631     10 to 20 years
Patents                         2,446,584             606,280         2,446,584         541,897       19 years
Licenses                        1,000,000             550,000         1,000,000         400,000      40 months
                        ------------------ ------------------- ----------------- ---------------
Total amortizable
    intangible assets        $103,595,105         $23,014,508      $103,674,074     $20,344,528
                        ================== =================== ================= ===============


The total intangible amortization expense for these assets for the six months ended June 30, 2002 and 2001 was $2.8 million and $3.2 million, respectively.

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

The Company completed Step 1 described above, which indicated a possible impairment. The Company is therefore required to complete Step 2, however, as a result of the pending merger of the Company as described further in note 9 below, the completion of Step 2 in the process is still pending.

6.     Long-term Debt

Long-term debt consists of the following:

                                              June 30,          December 31,
                                                2002                2001
                                           ---------------- --------------------
   10% Senior Subordinated Notes due 2008     $100,000,000    $   100,000,000
   Secured Credit Facility                      63,573,900         64,643,900
                                           ---------------- --------------------
                                              $163,573,900    $   164,643,900
                                           ================ ====================

At June 30, 2002, $63,573,900 million of the Secured Credit Facility was outstanding, with no amount being unused and available.

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

In adopting SFAS No. 142, the Company reevaluated the allocation of certain intangible assets to the segments. Information for the three months and six months ended June 30, 2001 has been restated to conform to this revised presentation.

Information about reportable segments, and reconciliation of such information to the consolidated totals as of and for the three months and six months ended June 30, 2002 and June 30, 2001, is as follows:


                                                          Manufacturing                          Consolidated
                                             CCP              Products              Other              Total
                                        ----------------- ------------------ ------------------ -------------------
Three months ended 6/30/02:
Revenue                                     $ 49,202,249        $12,873,341          $  71,835        $ 62,147,425
EBITDA                                        11,226,580          1,406,176        (2,633,436)           9,999,320
Depreciation and
   Amortization                                2,678,150            180,746             72,295           2,931,191
Goodwill                                      44,832,605         29,015,548                  -          73,848,153
Total Assets                                 207,515,037         48,325,588            869,700         256,710,325
Expenditures for PP&E                          2,422,364             60,075                  -           2,482,439

Three months ended 6/30/01:
Revenue                                     $ 46,697,505        $13,360,252           $ 59,302        $ 60,117,059
EBITDA                                        10,371,545          1,576,359        (2,316,698)           9,631,206
Depreciation and
   Amortization                                3,116,242            658,924             98,316           3,873,482
Goodwill                                      46,028,319         29,865,658                  -          75,893,977
Total Assets                                 208,089,809         48,963,708          1,287,432         258,340,949
Expenditures for PP&E                          1,402,516          1,097,633             66,851           2,567,000

Six months ended 6/30/02:
Revenue                                     $ 82,217,384        $24,345,027          $ 140,990        $106,703,401
EBITDA                                        17,160,176          2,558,719        (5,235,946)          14,482,949
Depreciation and
   Amortization                                5,390,203            366,546            145,427           5,902,176
Goodwill                                      44,832,605         29,015,548                  -          73,848,153
Total Assets                                 207,515,037         48,325,588            869,700         256,710,325
Expenditures for PP&E                          5,183,996            186,323            170,551           5,540,870

Six months ended 6/30/01:
Revenue                                     $ 76,802,042        $24,877,799          $ 122,605        $101,802,446
EBITDA                                        15,253,285          2,405,590        (5,029,445)          12,629,430
Depreciation and
   Amortization                                6,584,907          1,272,849            160,513           8,018,269
Goodwill                                      46,028,319         29,865,658                  -          75,893,977
Total Assets                                 208,089,809         48,963,708          1,287,432         258,340,949
Expenditures for PP&E                          3,459,800          1,421,844            186,917           5,068,561


9.       Subsequent Events

On July 16, 2002, ISG, the parent company of ISG Resources, signed a definitive agreement with Headwaters, Inc. to be acquired by Headwaters in exchange for consideration which is currently estimated to be approximately $246,000,000 consisting of cash of approximately $31,000,000, the issuance of 2,000,000 shares of Headwaters common stock with an assumed value of $30,000,000, cash requirements of approximately $181,000,000 to retire ISG and ISG Resources debt, and direct costs to be incurred by Headwaters to consummate the acquisition of approximately $4,000,000. It is anticipated that the transaction will close during the year 2002. Further information regarding the transaction is available in documents filed with the Securities and Exchange Commission on Form 8-K, on July 18, 2002. After the merger, Headwaters, Inc. will allocate goodwill among the reporting units based on fair market value at the close of the merger.

On July 2, 2002, as part of an amendment to an employment agreement, and in connection with the aforementioned merger agreement, an agreement was reached with an employee who had earlier been granted a phantom stock right. The agreement is to waive the phantom stock right contingent upon the successful completion of the merger.

10.      Condensed Consolidating Financial Information

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



The condensed consolidating balance sheet as of June 30, 2002 is as follows:

                                                              ISG         Manufactured          ISG
                           Consolidated   Eliminations     Resources        Products           Canada
                          --------------------------------------------------------------- -----------------
Assets
Current assets:
Cash and cash equivalents $ 10,928,663       $      -    $ 9,797,987       $    857,535     $     273,141
Accounts receivable         36,990,232              -     29,915,336          6,776,796           298,100
     Inventories             8,660,241              -      3,483,347          4,970,537           206,357
     Other current assets    2,261,249              -      2,079,481            181,768                 -
                          --------------------------------------------------------------- -----------------
Total current assets        58,840,385              -     45,276,151         12,786,636           777,598

Property, plant and         40,074,278              -     32,722,889          6,523,404           827,985
equipment

Intangible assets, net      83,823,913              -     83,823,913                  -                 -
Goodwill                    73,848,153              -     44,832,605         29,015,548                 -
Investment in subsidiaries           -     (47,769,336)   47,769,336                  -                 -
Other assets                   123,596              -        123,596                  -                 -
                          ---------------------------------------------------------------------------------
Total assets               $256,710,325   $(47,769,336) $254,548,490       $ 48,325,588     $   1,605,583
                          =============================================================== =================

Liabilities and
shareholder's
     equity
Current liabilities:
Accounts payable         $  18,206,472     $        -   $  15,570,660      $  2,635,812      $          -
Accrued expenses             6,548,821              -       6,312,313           236,508                 -
Other current liabilities    2,773,279              -       1,923,490           827,425            22,364
                          --------------------------------------------------------------- -----------------
Total current liabilities   27,528,572              -      23,806,463         3,699,745            22,364

Long-term debt             163,573,900              -     163,573,900                 -                 -
Deferred tax liabilities    35,204,335              -      35,204,335                 -                 -
Payable to Parent            4,796,444              -       4,796,444                 -                 -
Intercompany account                 -         28,959       1,675,282        (2,881,549)        1,177,308
payable
Other liabilities              340,652              -         159,701           180,951                 -

Shareholder's equity:
Common stock                34,745,050        (28,496)     34,745,050            28,496                 -
Cumulative translation
adjustment                     (65,943)       (48,334)              -                 -           (17,609)
Additional paid in capital           -    (41,200,074)              -        40,552,264           647,810
Retained (deficit)          (9,412,685)    (6,521,391)     (9,412,685)        6,745,681          (224,290)
 earnings
                          --------------------------------------------------------------- -----------------
Total shareholder's equity  25,266,422    (47,798,295)     25,332,365        47,326,441           405,911
                          --------------------------------------------------------------- -----------------
Total liabilities and
  shareholder's equity     $256,710,325  $(47,769,336)  $ 254,548,490     $  48,325,588      $  1,605,583
                          =============================================================== =================




The condensed consolidating balance sheet as of December 31, 2001 is as follows:

                                                              ISG         Manufactured          ISG
                           Consolidated   Eliminations     Resources        Products           Canada
                          --------------------------------------------------------------- -----------------
Assets
Current assets:
Cash and cash equivalents $ 17,724,156   $          -    $ 17,002,493    $      477,075        $  244,588
Accounts receivable         26,253,456              -     20,182,923          5,875,011           195,522
Inventories                  8,528,976              -      3,923,243          4,544,632            61,101
Other current assets         2,234,869              -      2,095,752            139,117                -
                          --------------------------------------------------------------- -----------------
Total current assets        54,741,457              -     43,204,411         11,035,835           501,211

Property, plant and         38,118,552              -     30,533,497          6,745,493           839,562
equipment

Intangible assets, net      87,017,021              -     87,017,021                  -                 -
Goodwill, net               73,848,153              -     44,832,605         29,015,548                 -
Investment in subsidiaries           -   $(45,476,666)    45,476,666                  -                 -
Other assets                    93,706              -         93,706                  -                 -
                          ---------------------------------------------------------------------------------
Total assets               $253,818,889  $(45,476,666)  $251,157,906      $ 46,796,876        $1,340,773
                          =============================================================== =================

Liabilities and
shareholder's
     equity
Current liabilities:
Accounts payable           $ 14,287,253  $          -     $ 12,411,354     $  1,875,899   $            -
Accrued expenses             7,080,902              -       6,875,103           205,799                -
Other current liabilities    1,962,722              -       1,427,299           505,484            29,939
                          --------------------------------------------------------------- -----------------
Total current liabilities   23,330,877              -      20,713,756         2,587,182            29,939

Long-term debt             164,643,900              -     164,643,900                 -                 -
Deferred tax liabilities    35,726,641              -      35,726,641                 -                 -
Payable to Parent            4,796,444              -       4,796,444                 -                 -
Intercompany account                 -         23,201          27,888        (1,120,636)        1,069,547
payable
Other liabilities              766,004              -         638,618           127,386                 -

Shareholder's equity:
Common stock                34,745,050        (28,496)     34,745,050            28,496                 -
Cumulative translation
adjustment                     (55,636)         (38,829)            -                 -           (16,807)
Additional paid in capital           -      (40,960,169)            -        40,533,259           426,910
Retained (deficit)         (10,134,391)      (4,472,373)  (10,134,391)        4,641,189          (168,816)
 earnings
                          --------------------------------------------------------------- -----------------
Total shareholder's equity  24,555,023      (45,499,867)   24,610,659        45,202,944           241,287
                          --------------------------------------------------------------- -----------------
Total liabilities and
  shareholder's equity     $253,818,889   $ (45,476,666)  $251,157,906     $ 46,796,876       $ 1,340,773
                          =============================================================== =================


The condensed  consolidating  statement of  operations  for the six months ended
June 30, 2002 is as follows:

                                                                          ISG       Manufactured        ISG
                                    Consolidated     Eliminations      Resources      Products        Canada
                                    -------------- ----------------- -------------- ------------------------------
Revenues                            $106,703,401   $           -     $ 81,915,920    $24,351,199      $436,282
Costs and expenses:
Cost of products and services,
  excluding depreciation              79,174,985               -       59,212,166     19,557,672       405,147
Depreciation and amortization          5,902,176               -        5,485,323        366,546        50,307
Selling, general and administrative
  expenses                            12,491,649               -       10,065,531      2,402,874        23,244
New product development                1,120,030               -        1,120,030              -             -
                                    -------------- ----------------- -------------- ------------------------------
                                      98,688,840               -       75,883,050     22,327,092       478,698
                                    -------------- ----------------- -------------- ------------------------------
Operating income (loss)                8,014,561               -        6,032,870      2,024,107       (42,416)
Equity interest in subsidiary income           -      (2,049,018)       2,049,018              -             -
Interest income (expense)             (7,201,857)              -       (7,210,999)         9,142
Other income (expense), net              483,201               -          425,016         71,243       (13,058)
                                    -------------- ----------------- -------------- ------------------------------
Income (loss) before income tax        1,295,905      (2,049,018)       1,295,904      2,104,492       (55,474)
Income tax  expense                     (574,199)              -         (574,199)             -             -
                                    -------------- ----------------- -------------- ------------------------------
Net income (loss)                    $   721,706    $ (2,049,018)     $   721,706    $ 2,104,492    $  (55,474)
                                    ============== ================= ============== ==============================


The condensed  consolidating  statement of  operations  for the six months ended
June 30, 2001 is as follows:

                                                                          ISG       Manufactured        ISG
                                    Consolidated     Eliminations      Resources      Products        Canada
                                    -------------- ----------------- -------------- ------------------------------
Revenues                             $101,802,446        $ (88,808)    $76,190,317    $24,945,733        $755,204
Costs and expenses:
Cost of products and services,
excluding depreciation                 76,378,338                 -     55,492,567     20,199,306         686,465
Depreciation and amortization           8,018,269                 -      6,745,420      1,228,014          44,835
Selling, general, and
administrative expenses                11,881,941                 -      9,765,671      2,093,194          23,076
New product development                 1,164,818                 -      1,164,818              -               -
                                    -------------- ----------------- -------------- ------------------------------
                                       97,443,366                 -     73,168,476     23,520,514         754,376
                                    -------------- ----------------- -------------- ------------------------------
Operating income                        4,359,080          (88,808)      3,021,841      1,425,219             828
Equity interest in subsidiary income            -       (1,418,958)      1,418,958              -               -
Interest expense                      (8,132,101)                -      (8,122,314)        (9,787)              -
Other income (expense), net                 9,891           88,808         (81,615)         2,698               -
                                    -------------- ----------------- -------------- ------------------------------
Income (loss) before income tax       (3,763,130)       (1,418,958)     (3,763,130)     1,418,130             828
Income tax benefit                        755,786                 -        755,786              -               -
                                    -------------- ----------------- -------------- ------------------------------
Net income (loss)                    $(3,007,344)     $ (1,418,958)   $ (3,007,344)    $1,418,130          $  828
                                    ============== ================= ============== ==============================



The condensed consolidating statement of cash flow information for the six months ended June 30, 2002 is as follows:

                                                                             ISG       Manufactured        ISG
                                         Consolidated   Eliminations     Resources      Products        Canada
                                         -------------  -------------- -------------- --------------  ------------
Net cash used in operating activities     $ (298,765)        $326,119     $(231,231)     $(133,079)    $(260,574)

Net cash provided by (used in) investing
activities                                (4,974,995)       (316,615)    (5,461,848)        513,537       289,931

Net cash used in financing activities     (1,511,426)               -    (1,511,426)              -             -

Effect of exchange rate changes on cash
  and cash equivalents                       (10,307)         (9,504)              -              -         (803)
                                         -------------------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                             (6,795,493)               -    (7,204,505)        380,458        28,554

Cash and cash equivalents at beginning
of period                                  17,724,156               -     17,002,493        477,075       244,588
                                         -------------------------------------------------------------------------
Cash and cash equivalents at end of
period                                    $10,928,663           $   -    $ 9,797,988       $857,533     $ 273,142
                                         =========================================================================


The  condensed  consolidating  statement  of cash flow  information  for the six months ended June 30, 2001 is as follows:
                                                                            ISG       Manufactured        ISG
                                         Consolidated   Eliminations     Resources      Products         Canada
                                         -------------  -------------- -------------- --------------  -------------
Net cash provided by (used in) operating   $5,689,659       $ 127,188     $6,547,079    $  (819,604)     $(165,004)
activities

Net cash provided by (used in) investing
activities                                (4,987,221)       (156,267)     (5,698,484)       490,326        377,204

Net cash used in financing activities       (172,177)               -      (172,177)              -              -

Effect of exchange rate changes on cash
  and cash equivalents                         25,361          29,079              -              -        (3,718)
                                         --------------------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                 555,622               -        676,418       (329,278)       208,482

Cash and cash equivalents at beginning
of period                                   6,986,725               -      5,954,992       1,054,079       (22,346)
                                         --------------------------------------------------------------------------
Cash and cash equivalents at end of        $7,542,347           $   -     $6,631,410       $724,801       $186,136
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

The Company operates two principal  business  segments:  coal combustion product
(CCP) management and building materials manufacturing and distribution. The CCP division purchases, removes and sells fly ash and other by-products of coal combustion to producers and consumers of building materials and construction related products throughout the United States and Canada. The building materials division manufactures and distributes masonry construction materials to residential and commercial contractors primarily in Texas, California, Georgia and Florida.

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

Results of Operations

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

Revenues. Revenues were $62.1 million in the second quarter of 2002, representing an increase of $2.0 million or 3.4%, as compared to revenues of $60.1 million in the second quarter of 2001. Product revenues increased to $54.7 million in the second quarter of 2002 from $51.4 million in the second quarter of 2001, representing an increase of $3.3 million or 6.4%. Service revenues decreased to $7.4 million in the second quarter of 2002 from $8.7 million in the second quarter of 2001, representing a decrease of $1.3 million or 14.6%. The increase in product revenues results from 1) increased revenue in the California market due to new terminals opening; and 2) other overall revenue increases from new customers in certain markets. The decrease in service revenues is due primarily to a decrease in construction services during the second quarter of 2002 as compared to the second quarter of 2001.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $39.8 million in the second quarter of 2002, representing an increase of $1.4 million or 3.7%, as compared to cost of product revenues, excluding depreciation, of $38.4 million in the second quarter of 2001. The increase in the cost of product revenues is as a result of an increase in volume noted above. As a percentage of product revenues, cost of product revenues, excluding depreciation, decreased to 72.7% in the second quarter of 2002 from 74.6% in the second quarter of 2001. This increase in product margins is primarily due to higher margins related to higher quality ash production, with an increased focus on enhancing margins, together with manufactured product division margin increases as a result of better pricing and product cost control.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation remained relatively consistent at $5.7 million in the second quarter of 2002, as compared to cost of service revenues, excluding depreciation, of $5.6 million in the second quarter of 2001. Costs remained almost identical as a result of costs in service revenues being mostly fixed in nature as opposed to variable costs. As a percentage of service revenues, cost of service revenues, excluding depreciation, increased to 77.2% in the second quarter of 2002 from 64.6% in the second quarter of 2001. This decline in margin is primarily the result of continuing fixed costs as applied against declining revenues.

Depreciation and Amortization. Depreciation and amortization was $2.9 million in the second quarter of 2002, representing a decrease of $1.0 million or 24.3%, as compared to depreciation and amortization of $3.9 million in the second quarter of 2001. This decrease resulted primarily from the adoption of SFAS No. 142 as described below. See also the notes to the financial statement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $6.4 million in the second quarter of 2002, representing an increase of $0.4 million or 6.3%, as compared to SG&A expenses of $6.0 million in the second quarter of 2001. SG&A expenses as a percent to total revenues remained relatively consistent at 10.0% in 2002 and 10.3% in 2001.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures for scientific research and development in the second quarter of 2002 were $0.4 million compared to $0.5 million in the second quarter of 2001. Expenditures for new market development in the second quarter of 2002 and 2001 remained fairly constant at $0.06 million. The continuation of new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense decreased to $3.6 million in the second quarter of 2002 from $4.0 million in the second quarter of 2001, primarily as a result of a decrease in interest rates on the Company's lines of credit and the decrease in outstanding indebtedness on the line of credit. The average interest rate on the Company's lines of credit during the second quarter of 2002 was 5.4% as compared to 8.7% during the same quarter of 2001.

Income Taxes. Income tax expense was $1.4 million in the second quarter of 2002, representing an increase of $0.4 million as compared to income tax expense of $1.0 million in the second quarter of 2001. This increase in income tax expense reflects an increase in the income before taxes in the second quarter of 2002, primarily resulting from decreased interest expense, increased revenues, and a decrease in the cost of product revenues.

Net Income. As a result of the factors discussed above, net income increased to $2.1 million in the second quarter of 2002 from a $0.7 million net income in the second quarter of 2001.

Six Months Ended June 30, 2002 compared to Six Months Ended June  30, 2001

Revenues. Revenues were $106.7 million in the first six months of 2002, representing an increase of $4.9 million or 4.8%, as compared to revenues of $101.8 million in the first six months of 2001. Product revenues increased to $92.6 million in the first six months of 2002 from $85.2 million in the first six months of 2001, representing an increase of $7.4 million or 8.7%. Service revenues decreased to $14.1 million in the first six months of 2002 from $16.6 million in the first six months of 2001, representing a decrease of $2.5 million or 15.1%. The increase in product revenue results from 1) increased revenue in the California market due to new terminals opening; and 2) other overall revenue increases from new customers in certain markets. The decrease in service revenues is due primarily to a decrease in construction services during the first six months of 2002 as compared to the same period of 2001.

Cost of Product Revenues, Excluding Depreciation. Cost of product revenues, excluding depreciation, was $68.5 million in the first six months of 2002, representing an increase of $3.1 million or 4.8%, as compared to cost of product revenues, excluding depreciation, of $65.4 million in the first six months of 2001. The increase in the cost of product revenues is as a result of an increase in volume noted above. As a percentage of product revenues, cost of product revenues, excluding depreciation, decreased to 74.0% in the first six months of 2002 from 76.7% in the first six months of 2001. This increase in product margins is primarily due to higher margins related to higher quality ash production, with an increased focus on enhancing margins, together with manufactured product division margin increases as a result of better pricing and product cost control.

Cost of Service Revenues, Excluding Depreciation. Cost of service revenues, excluding depreciation was $10.7 million in the first six months of 2002, representing a decrease of $0.3 million or 3.1%, as compared to cost of service revenues, excluding depreciation, of $11.0 million in the first six months of 2001. This decrease is due primarily to a decrease in revenue as discussed above. As a percentage of service revenues, cost of service revenues, excluding depreciation, increased to 75.6% in the first six months of 2002 from 66.2% in the first six months of 2001. This decline in margin is primarily the result of continuing fixed costs as applied against declining revenues.

Depreciation and Amortization. Depreciation and amortization was $5.9 million in the first six months of 2002, representing a decrease of $2.1 million or 26.4%, as compared to depreciation and amortization of $8.0 million in the first six months of 2001. This decrease resulted primarily from the adoption of SFAS No. 142 as described below. See also the notes to the financial statement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $12.5 million in the first six months of 2002, representing an increase of $0.6 million or 5.1%, as compared to SG&A expenses of $11.9 million in the first six months of 2001. SG&A expenses as a percent to total revenues were 11.7% in 2001 and 2002.

New Product Development. New product development costs consist of scientific research and development and market development expenditures. Expenditures for scientific research and development in the first six months of 2002 were $1.1 million compared to $1.0 million in the first six months of 2001. Expenditures for new market development in the first six months of 2002 and 2001 also remained fairly constant at $0.1 million. The continuation of new product development costs demonstrates the Company's commitment to developing and marketing value added products that utilize CCPs and related materials.

Interest Expense. Interest expense decreased to $7.3 million in the first six months of 2002 from $8.4 million in the first six months of 2001, primarily as a result of a decrease in interest rates on the Company's lines of credit and the decrease in outstanding indebtedness on the line of credit. The average interest rate on the Company's lines of credit during the first six months of 2002 was 5.3% as compared to 9.5% during the first six months of 2001.

Income Taxes. Income tax expense was $0.6 million in the first six months of 2002, representing a decrease of $1.4 million as compared to income tax benefit of $0.8 million in the first six months of 2001. This increase in income tax expense reflects a increase in the income before taxes in the first six months of 2002, primarily resulting from decreased interest expense, increased revenues, and a decrease in the cost of product revenues.

Net Income. As a result of the factors discussed above, net income increased to $.7 million in the first six months of 2002 from a $3.0 million net loss in the first six months of 2001.


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

On May 8, 2002, the Company reached agreement with its lenders on a fifth amendment to the secured credit facility. Among other considerations, the amendment authorizes up to $10 million for any asset impairment which may result from the adoption of new accounting pronouncements.

As further detailed in Subsequent Events below, a definitive agreement was reached on July 16, 2002 between ISG, the parent of ISG Resources, to merge with Headwaters, Inc. The debt of ISG and ISG Resources will be retired upon the successful closing of the merger.

At June 30, 2002, the Company had $10.9 million in cash and cash equivalents and $63.6 million of the Secured Credit Facility was outstanding, with no amount being unused and available. The Company had working capital of approximately $31 million, which is the same amount of working capital at December 31, 2001.

The Company intends to make capital expenditures over the next several years principally to construct storage, loading and processing facilities for CCPs and to replace existing capital equipment. During the six months ended June 30, 2002, capital expenditures amounted to approximately $5.5 million, as $2.5 million was expended in the three months ended June 30, 2002. The Company typically expends cash in the first four or five months of the year as terminals and other facilities are built and replaced in preparation for the construction season beginning in May. The Company expects that capital expenditures made in the ordinary course of business will be funded by cash flow from operations.

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

Under SFAS No. 142, the Company no longer amortizes its goodwill. However, the Company is required to assess goodwill for impairment at least annually at a level within the Company referred to as a reporting unit, as defined by SFAS No.
142. Impairment of goodwill is deemed to exist when the carrying amount of the goodwill for the reporting unit exceeds its implied fair value. In order to determine if such impairment exists, the Company is required to complete Step 1 (determining and comparing the fair value of the reporting units to the reporting units' carrying value) impairment test. Note that in the year of adoption, the Company is required to complete Step 1 within six months of adopting SFAS No. 142. If Step 1 of the goodwill impairment test is failed in any of the Company's reporting units, thereby indicating a potential impairment, the Company is required to complete Step 2 of the impairment test as soon as possible. In the year of adoption, this is required to be completed no later than the end of the year of adoption (December 31, 2002 for the Company). Under Step 2, the Company is required to calculate the implied fair value of goodwill and compare it to the carrying value of goodwill. The Company has completed Step 1 of the transitional accounting provisions of SFAS No. 142 as required above, and determined that a possible impairment existed. However, due to the transaction between Headwaters, Inc. and Industrial Services Group, Inc. (the parent company of ISG Resources), the completion of Step 2 of the process is still pending. After the merger, Headwaters, Inc. will allocate goodwill among the reporting units based on fair market value at the close of the merger.


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

Subsequent Events

On July 16, 2002, ISG, the parent company of ISG Resources, signed a definitive agreement with Headwaters, Inc. to be acquired by Headwaters in exchange for consideration which is currently estimated to be approximately $246,000,000 consisting of cash of approximately $31,000,000, the issuance of 2,000,000 shares of Headwaters common stock with an assumed value of $30,000,000, cash requirements of approximately $181,000,000 to retire ISG and ISG Resources debt, and direct costs to be incurred by Headwaters to consummate the acquisition of approximately $4,000,000. It is anticipated that the transaction will close during the year 2002. Further information regarding the transaction is available in documents filed with the Securities and Exchange Commission on Form 8-K, on July 18, 2002.

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

            Item                                                         Exhibit
             No.                       Item Title                            No.

           (2)        Plan of acquisition, reorganization,
                      arrangement, liquidation or succession:
                      Incorporated by reference to Form 8-K
                      filed July 18, 2002

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

            (18)      Letter re change in accounting
                      principles:  Not Applicable

            (19)      Report furnished to security holders:
                      Not Applicable

            (22)      Published report regarding matters
                      submitted to vote of security holders:
                      Not Applicable

            (23)      Consents of expert and counsel:
                      Not Applicable



            (99)      Other Exhibits:  Incorporated by
                      reference to Form 8-K filed July 18, 2002

                      99.1 Certification of CEO

                      99.2 Certification of CFO


(b)      Reports on Form 8-K

                  A report on Form 8-K was filed on July 18, 2002 to announce the acquisition of Industrial Services Group, Inc., the parent company of ISG Resources by Headwaters, Inc. The items reported on that Form 8-K included: Item 2 - Probable Acquisition by Headwaters Inc. and Item 7 - Financial Statements and Exhibits. The financial statements and exhibits included:

          1. Audited financial statements of Industrial Services Group, Inc. and Subsidiaries for the years ended December 31, 2001, 2000, and 1999

          2. Unaudited financial statements of Industrial Services Group, Inc. and subsidiaries for the quarter ended March 31, 2002

          3. Unaudited pro forma financial information for Headwaters Inc. with combined financial statements for the quarter and six months ended March 31, 2002 and the year ended September 30, 2001.

          4. Exhibit 10.75 - Agreement and plan of merger between Headwaters and Industrial Services Group, Inc. dated July 15, 2002

          5. Exhibit 10.75.1 - Form of Registration Rights Agreement between Headwaters and Stockholders of Industrial Services Group, to be dated as of Closing.

          6. Exhibit 99 - Press release announcing signing of a definitive agreement with Industrial Services Group, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 9, 2002                  ISG RESOURCES, INC.



                                        /s/ J. I. Everest, II
                                      ----------------------------------------
                                      J. I. Everest, II
                                      Chief Financial Officer and Treasurer
                                      (As  both a duly  authorized  officer of
                                      the  Company  and as  principal
                                      financial officer of the Company)